Form 10-K
period 2014-12-31
Moms Online, Inc.
filed 2015-04-14
CIK 1619174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2014

or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                  to

Commission File Number: 000-55286

MOMS ONLINE, INC.
(Exact Name of registrant as specified in its Charter)

Nevada	46-3856798
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1828 Broadway, 2nd Floor, Suite C
Santa Monica, CA 90404
(Address of Principal Executive Offices)

(813) 503-7584
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No  X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes         No  X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X  No           (2) Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  X   No

10

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.  The Registrant’s common stock currently does not have a public trading market.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of April 14, 2015 the Registrant had 4,270,995 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

ITEM 1.  BUSINESS

Form and Year of Organization

Organization

MOMS ONLINE, INC., a Nevada corporation, (“Moms Online” or the “Company”) was incorporated on October 1, 2010 in the state of Nevada as an early stage, emerging growth company. Moms Online, Inc. was formed as a wholly owned subsidiary of Ice Lounge Media, Inc. (“ICE,” or “ICE Media, Inc.”) to hold, create, collect and adapt social media site aimed at mothers “moms.”

ICE spun out Moms Online to the ICE shareholders in late 2013 in an effort to further the ongoing focus of Moms Online on the continued development of websites devoted to moms and to reduce the dual funding obligations of ICE and Moms Online. Through the spin off, ICE was hopeful Moms Online business model was compelling enough Moms Online could raise its own capital and not have to rely on the funding of ICE. The spin off was accomplished through a share dividend from ICE to its shareholders. Following the spin-off, ICE retained 50% of the Company with the other 50% being held by 41 shareholders of ICE.

BUSINESS OF MOMS ONLINE, INC.

Business

Moms Online’s principal products and services will be associated with its website, visitors and subscriber base. Moms Online’s focus is on its website momscorner.com. The focus of the site is aimed at providing information, forums and social networking for moms. Revenue generation will come from several channels including advertising, data research, and ecommerce. Advertising is the initial and core revenue channel, which includes display adverting, sweepstakes and contests, and premium integrated sponsorships.

Our business model is focused on the development of a web site focused on providing a destination site for moms as they seek information, forums or other outlets to gather information for everything from purchases, school choices, beauty advice, career advice or any other item were someone wants independent advice or verification. Management believes moms tend to research items and interact on social media at a high percentage and would be interested in a site devoted to answering questions they encounter on a daily basis. With these perceived characteristics, management developed a web site that offered certain features. These features allow interaction or forums among visitors. Management believes, if they could create a site that was compelling for a target niche marketplace, this site would be able to generate revenue from multiple sources such as advertising and online product sales.

Principal products or services and their markets

The Company developed the Momscorner.com website and released its beta version on October 1, 2011 and released the live version on February 1, 2012. During 2014, the Company enhanced the website by making it mobile-enabled and not just web-enabled.

We named our website “momscorner” to emphasize this site is about mothers’ communicating with each other in a community setting. The site is less about our content or thoughts than about the individual users experience and knowledge which can be shared with other users. Although we will provide content, articles, blogs and products, the ultimate success relies on the user experience through their interaction with others. The momscorner.com platform includes the following features and functionality:

•

Member profiles – each member may fill out an extensive list of profile questions. Profiles include both demographic and psychographic questions.

•

Quick answer questions – poll and multiple choice based questions with the ability to attach photos and videos

•

Long answer questions – long format text-based questions that require in-depth answers with the ability to attach photos and videos

•

Voting – members will be able to vote up answers that they deem to be good or vote down on an answer that they deem to be irrelevant. This moves up good answers and experts within each category.

•

Comments – members can reply to answers to promote their expertise in a subject and promote openness.

•

Categories – MomsCorner.com will have categories that moms can follow and create questions within the categories.

•

Gamification – points will be awarded by participating, either by asking questions, answering questions or voting upon answers.

•

Community – members may follow other members that they trust and are influential

•

Messaging – members interact with one another through public comments or private, one-on-one messaging.

•

Points redemption – members can use their collected points to “dress” up their owl (mascot) avatar or to receive coupons or discounts (future).

Momscorner Technology

The momscorner.com platform is engineered on a Microsoft platform. It uses the Microsoft.NET Framework, IIS 6.0, and Microsoft SQL Server 2000. The code base is authored with proprietary methodologies (including mobile phone technologies) and is owned by our former parent, Ice Lounge Media, and licensed to us. The process of converting video media combines proprietary methodology with software licensed from major firms.

Technology Highlights:

•

Microsoft .NET Framework

•

Real-time video conversion process

•

Real-time media posting from mobile phones

•

Simple scalability model

•

Rapid re-deployment

Marketing and Distribution methods

The website marketing is focused toward moms and their interests, questions, reviews and social outlets. By creating an interactive website with user driven content, we hope to encourage this demographic to upload content, and actively communicate with other participants as well as invite others to view the site.

The Company currently emphasizes three types of marketing initiatives:

•

“Word of Mouth”: Word of mouth marketing is providing site integrated communication toolsets to members to easily share and invite their friends to join the community. We believe member endorsement is strongest when member receives value from the site such as reading relevant content, meeting new friends, receiving invaluable advice from other members, and being entertained. Therefore we will provide integrated tools to share their experience in all relevant content and social activities.

•

Internal Marketing: This may include, but is not limited to, scheduled online promotions and contests, co-marketing initiatives with other third parties, and cause related programs with non-profits.

•

Paid Marketing: This is where we pay to acquire new members from third-party procurement companies (such as ad networks, search engines, and Facebook) and other publishers.

Until we raise additional capital, our initial focus will be on word of mouth with limited targeted banner advertisement through key word searches on sites such as Google. Members or users upload their content (photos, videos, and blogs), view other member content, and invite others to come view their uploaded content. In time, we hope to aggregate thousands of videos, becoming much like an online TV station with an endless supply of engaging, consumer-generated content for our niche target community. Our technology will also convert member content to other portable formats. Our members or users will be able to view “momsonline” branded content on our website as well as their mobile devices such as smart phones and tablets.

Revenue sources

The Company’s revenues will come from online advertising, sponsorship and market research.

Relevant Display Advertising. (Banner Advertisements). Alongside or at the top of all website pages, except the homepage, will sell advertising banners from related industry manufacturers and service providers. Banner ads also appear in the video player, picture viewer, and MP3 player, and full-page interstitials. Before any video is played, a full page interstitial will be displayed.

Ecommerce through Affiliated Links. Momscorner.com can also be a marketplace of its own with sections dedicated to the purchasing of standard supplies as well as directing users to specialty and custom products.

Reward Advertising. Users accumulate points by being influential. With the points, they can redeem gift cards, coupons, sponsor’s products or services. Users are rewarded for asking or answering questions and being voted up for good answers and comments. We would use these rewards, provided by advertisers and product companies, to encourage user participation and generate revenue by the advertisers or product companies paying us to provide the prizes and related advertising links.

Corporate Sponsorship. Corporate sponsors are long-term advertisers that sponsor a specific section or functionality.  For example, there could be a corporate sponsor for the picture viewer or video player. In this case, the entire interface is branded with the sponsor’s logo.

Video Commercials. A slated enhancement is the ability to play commercials. Commercial are played before each video is played.

Data Mining and Market Research. Other sources of revenue will come from data mining and market research. Mothers tend to share with other mothers and to seek collaboration. The question and answer format is a great platform for advertisers and market research companies to test out ideas and survey moms below a general public product release. The very nature of our platform encourages our members to participate through expressing their passionate opinions. Initially, data mining and market research revenues will come in three forms:

•

The MomsCorner.com Report—a state of the Motherhood industry report—produced quarterly from monthly surveys of MomsCorner.com members.

•

Custom Surveys and Reports – Clients may retain us to create surveys and reports.

•

E-Focus Groups – Clients may retain us to gather a target segment to perform online focus groups.

Competitive business conditions

There are several competitors in each of the segments of our targeted industry, including the following:

SocialMoms.com: http://www.socialmoms.com

CafeMom.com: http://www.cafemom.com

Babycenter.com: http://www.babycenter.com

iVillage.com: http://www.ivillage.com

Scarymommy.com: http://www.scarymommy.com

5MinutesForMom.com: http://www.5minutesformom.com

LifetimeMoms.com: http://www.lifetimemoms.com

MomsWhoThink.com: http://www.momswhothink.com

NickMom.com: http://www.nickmom.com

Employees

As of the date of this filing, the Company does not have any employees. Two of the Company’s executive officers, work part time as consultants. We rely on consultants working on a contract basis for programming and website enhancements. The Company is not a party to any collective bargaining agreements.

Description of Property

The Company has no real properties and has a month to month office lease at $600 per month. Our office lease is a shared office arrangement.

Patents, Copyrights and Trademarks

The Company owns the copyrights and trade names for all the websites and internal workings it has developed. The Company leases the technology platform from Ice Lounge Media, Inc., a related party.

Research and Product Development

The Company spent $-0- on research and development in each of the years ended December 31, 2014 and 2013.

REPORTS TO SECURITY HOLDERS

The files with the SEC an annual report on Form 10-K, quarterly reports on Form 10-Q, and information reports on Form 8-K and other reports as required by law. The investing public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as ourselves, that file electronically with the SEC at (http://www.sec.gov.)

ITEM 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide risk factors.

ITEM 2  Properties.

We currently do not have any properties and rent space from another party for $600 per month on a month to month lease at 1828 Broadway, 2nd Floor, Suite C in Santa Monica California.  Our properties consist of approximately five hundred square feet of office space.

ITEM 3  Legal Proceedings.

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2014 there were no claims asserted or threatened against the Company.

ITEM 4  Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5  Market for Registrant’s Common Equity, Related stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common shares at the date of this report are not traded publically. The Company anticipates that the shares will be traded on the OTCQB Marketplace.. During the year ended December 31, 2014, the Company did not trade publicly.

As part of ILMI’s spin off of the Company, the Company issued 3,820,000 shares to itself, its founders and existing shareholders during the year ended December 31, 2013. For the year ended December 31, 2013 the Company recognized stock compensation expense for research and development of $72,244 and issued 199,375 shares of its common stock to nine consultants for stock compensation payable and 246,620 shares of common stock to related parties for the conversion of payables.

Shareholders

As of December 31, 2014, the Company had 41 holders of record of its Common Stock.

Dividends

The Company had not paid any dividends on its Common Stock and the Board of Directors of the Company presently intends not to declare dividends, but to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business.  The declaration and payment of dividends in the future on the Common Stock will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

Securities authorized for issuance under equity compensation plans.

None

Description of Securities

Common Stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,265,995 were outstanding as of December 31, 2014.

The holders of Common Stock are entitled to one vote per share on each matter submitted to a vote at any meeting of shareholders.  Shares of Common Stock do not carry cumulative voting rights and, therefore, a majority of the shares of outstanding Common Stock will be able to elect the entire board of directors and, if they do so, minority shareholders would not be able to elect any persons to the board of directors.  Moms Online’s bylaws provide that a majority of the issued and outstanding shares of Moms Online constitutes a quorum for shareholders’ meetings.

Shareholders of Moms Online have no preemptive rights to acquire additional shares of Common Stock or other securities.  The Common Stock is not subject to redemption and carries no subscription or conversion rights.  In the event of liquidation of Moms Online, the shares of Common Stock are entitled to share equally in corporate assets after satisfaction of all liabilities.

Holders of Common Stock are entitled to receive such dividends, as the board of directors may from time to time declare out of funds legally available for the payment of dividends.  Moms Online seeks growth and expansion of its business through the reinvestment of profits, if any, and does not anticipate that we will pay dividends in the foreseeable future.

Authority to Issue Stock

The board of directors has the authority to issue the authorized but unissued shares of Common Stock without action by the shareholders.  Future issuance of stock would most likely dilute the current ownership position and may be on terms and conditions more favorable than those terms and conditions of current shareholders.

Purchases of Equity Securities by Us and Affiliated Purchasers

On February 24, 2015 the Company sold 5,000 shares of its common stock for $5,000, or $1.00 per share, to one existing shareholder. There were no purchases of our equity securities by us or any of our affiliates during the year ended December 31, 2014 or 2013.

Authority to Issue Stock

The board of directors has the authority to issue the authorized but unissued shares of Common Stock without action by the stockholders.  The issuance of such shares would reduce the percentage ownership held by current stockholders.

Transfer Agent

Moms Online’s transfer agent is Action Stock Transfer Corporation, 2469 E. Ft. Union Blvd, Suite 214, Salt Lake City, Utah 84121; telephone number 801-274-1088.

ITEM 6. Selected Financial Data.

Not required for smaller reporting issuers.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

See "ITEM 8 FINANCIAL STATEMENTS".

Management's Discussion and Analysis:

Management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective, and identified two material weaknesses. See further discussion at ITEM 9(A), below.

Certain statements in this Report constitute “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth.  The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RESULTS OF OPERATIONS

2014 VERSUS 2013

In the year ended December 31, 2014, the Company increased its spending by $56,271, or 44.8%, due primarily to the need to mobile-enable the website, resulting in an increase in costs capitalized to the Company’s Website (its principal asset) of $68,655, or 385% of the existing capitalized amount of $17,831 and 100% more than was capitalized in the year ended December 31, 2013. As a consequence of the capitalized costs, Operating Loss for the year ended December 31, 2014 decreased $12,384, or 9.86%, from the Operating Loss for the year ended December 31, 2013 of $125,488.

The Company prepared to be a public reporting company in 2014. Consequently, Legal and other professional costs increased $43,705, or 100%, in the year ended December 31, 2014 over the previous year due to increased accounting expenses of $15,025 or 100%; audit fees of $13,245, or 100%; legal fees of $9,420 or 100%; appraisal fees of $5,000 or 100% and filing fees of $1,015 or 100%. Platform Lease expense increased $27,194 or 119.2%,  to $50,000 in the year ended December 31, 2014 over the same expense for the year ended December 31, 2013 of $22,806 due to enhancements made to the platform by IceLounge Media, Inc. (Parent company and related party), from whom the Company leases the platform upon which the Company’s website runs.

In addition, the Company incurred stock compensation costs to developers of $72,244 in 2013, for which there were no corresponding costs in the year ended December 31, 2014. Selling, general and administrative costs decreased for the year ended December 31, 2014 by $10,748 or 36.5% due primarily to a decrease in outside consulting expenses for development and merger and acquisition services of $25,408 or 83.6% from the $30,408 incurred for the year ended December 31, 2013 offset primarily by the following increases (each of which represents a 100% increase) for the year ended December 31, 2014 over the previous year: travel of $5,296; general and administrative of $2,426; meals and entertainment of $1,555; licenses of $1,505; web domain costs of $1,250 and office supplies and rent of $1,160. Interest expense increased $662 or 689% for a total of $758 for the year ended December 31, 2014 due to larger amounts being carried on credit cards.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to raise additional capital during the next fiscal year. The Company has a nominal amount of cash and has depended upon IceLounge Media, Inc. (its parent company) and Social Quotient (its sister company) for funding. It is management’s intent to have the Company break away from its dependencies and to be self-sufficient. The Company did sell $5,000 of common stock on February 24, 2015 and would need to continue to sell stock in order meet its needs for the year ended December 31, 2015.

The Company spent and capitalized $68,655 and $0 to its website for the years ended December 31, 2014 and 2013, respectively. Otherwise, there were no capital expenditures for the years ended December 31, 2014 or 2013, respectively.

CURRENT PLAN OF OPERATIONS

The Company plans to sell stock to raise sufficient capital to begin marketing the website, grow its user base and website traffic in order to begin generating revenues. Additional personnel will be added and managed as they become affordable.

Management encourages its shareholders to communicate directly with the Company for its typical investor relations, including address changes and for general corporate information by calling or writing to the Company at its administrative offices or by posting a message to     Management also encourages shareholders to keep their address current with the Company.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This annual report includes forward looking statements which involve risks and uncertainties. Such statements can be identified by the use of forward-looking language such as "will likely result", "may", "are expected to", "is anticipated", "estimate", "believes", "projected", or similar words.  All statements, other than statements of historical fact included in this section, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; the failure to close proposed financing; rapid technological change; inability to attract and retain key personnel; the potential for significant fluctuations in operating results; the loss of a major customer; and the potential volatility of the Company's common stock.

ITEM 7A. Quantitative and Qualitative disclosure about Market Risk.

Not required for smaller reporting companies.

ITEM 8. Financial statements and Supplementary Data

The Financial Statements are filed as part of this Annual Report on Form 10-K.

Moms Online, Inc.

Financial Statements

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MOMs Online, Inc.

1828 Broadway, 2nd Floor, Suite C

Santa Monica, CA 90404

We have audited the accompanying balance sheets of MOMs Online, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MOMs Online, Inc. as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the  financial statements, the Company has accumulated deficit and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 14, 2015

MOMS ONLINE, INC.

BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Cash	$99	$-
Moms Corner website	86,486	17,831
Total Assets	$86,585	$17,831
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$9,765	$-
Due to parent	94,185	-
Total current Liabilities	103,950	-
Stockholders’ Equity (Deficit)
Common Stock ($.001 par value) 75,000,000	4,266	4,266
shares authorized, 4,265,995 and 4,265,995 issued
and outstanding
Additional paid-In capital	301,762	223,758
Accumulated Deficit	(323,393)	(210,193)
Total Stockholder's Equity (Deficit)	(17,365)	17,831
Total Liabilities and stockholder's Equity (Deficit)	$86,585	$17,831

The accompanying notes are an integral part of these financial statements

MOMS ONLINE, INC.

STATEMENTS OF OPERATIONS

	January 1, 2014 to December 31, 2014	January 1, 2013 to December 31, 2013
Income Statement
Revenues	$-	$-
Cost of Good Sold	-	-
Gross Profit	-	-
Expenses
Stock compensation	-	72,244
Platform Lease	50,000	22,806
Selling, General and Administrative	18,737	30,438
Legal and Professional	43,705	-
Total operating expense	112,442	125,488
Operating Income (Loss)	(112,442)	(125,488)
Other Income (expense)
Interest expense	(758)	(96)
Total other income (expense)	(758)	(96)
Net Income (Loss)	$(113,200)	$(125,584)

Basic Income (loss) per share	$(0.03)	$(0.03)

Weighted Average Number of shares outstanding-Basic	4,265,995	4,265,995

The accompanying notes are an integral part of these financial statements.

MOMS ONLINE, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Deficit
Balance December 31, 2012	-	$-	$-	$(84,609)	$(84,609)
Stock issued to founders and parent company	3,820,000	3,820	(3,820)	-	-
Stock issued for stock compensation payable	199,375	199	102,838	-	103,037
Stock issued to related parties for conversion of payables	246,620	247	124,740	-	124,987
Net loss from operations for the year ended December 31, 2013	-	-	-	(125,584)	(125,584)
Balances December 31, 2013	4,265,995	4,266	223,758	(210,193)	17,831
Additional paid in capital from sister corp.	-	-	78,004	-	78,004
Net loss from operations for the year ended December 31, 2014	-	-	-	(113,200)	(113,200)
Balances December 31, 2014	4,265,995	$4,266	$301,762	$(323,393)	$(17,365)

The accompanying notes are an integral part of these Financial Statements.

MOMS ONLINE, INC.

STATEMENTS OF CASH FLOWS

	January 1, 2014 to December 31, 2014	January 1, 2013 to December 31, 2013
Statement of Cash Flows
Cash Flows from Operating Activities:
Net Loss	$(113,200)	$(125,584)
Expenses paid by related party	78,004
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Decrease (increase) in Stock compensation payable	-	72,244
Decrease (increase) in Accounts payable	9,765	-
Net cash used in operating activities	(25,431)	(53,340)
Cash Flows used in investing activities
Investment in website	(68,655)	-
Net cash used in investing activities	(68,655)	-
Cash Flows from Financing activities:
Advances from related party	94,185	53,340
Net cash provided by financing activities	94,185	-
Net Increase (Decrease) in cash and cash equivalents	99	-
Cash, beginning of period	-	-
Cash, end of period	$99	$-
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Stock issued for stock compensation payable	$-	$103,037
Stock issued to related parties payable	$-	$124,987

The accompanying notes are an integral part of these Financial Statements.

MOMS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 1:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements are presented on the accrual basis, under the assumption that the company is a going concern and in conformity with accounting principles generally accepted in the United States.

The Company

The Company is Moms Online, Inc. (“Moms Online”), a Nevada corporation, was incorporated on October 1, 2010 as an early stage, emerging growth company. Moms Online, Inc. was formed as a wholly owned subsidiary of Ice Lounge Media, Inc. to hold, create, collect and adapt social media site aimed at mothers “moms.”

ICE spun out Moms Online to the ICE shareholders in late 2013 in an effort to further the ongoing focus of Moms Online on the continued development of websites devoted to moms and to reduce the dual funding obligations of ICE and Moms Online. The spin off was accomplished through a share dividend from ICE to its shareholders. Following the spin-off, ICE retained 50% of the Company with the other 50% being held by the 41 shareholders of ICE.

On September 25, 2014 the Company filed a Form 10 for the purpose of registering the Company’s shares. The Form 10 was approved by the SEC on January 23, 2015.

Development Stage Company

The Company has limited operations and is considered to be in the development stage. In the period ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, trade receivables, accounts payable and other accrued liabilities, approximate fair value because of their short maturities.

Use of Management's Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company has no revenues at this time. We will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

Allowance for doubtful accounts

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

MOMS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 1:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company spent $-0- on research and development in the years ended December 31, 2014 and 2013.

Impairment of Long-Lived Assets

The Company adopted ASC 360-10, which requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Discontinued operations includes all components of an entity with operations that:

(1) can be distinguished from the rest of the entity, and

(2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

Since inception, most of our time has been focused on creating our business model and related website.  Certain costs incurred in development of our website were capitalized with a total of $17,831 allocated to our website development. In 2014, the Company enhanced its website with mobile-enabled features and functionality. Consequently, $68,655 additional costs were capitalized to the website.

All long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs.

Stock-Based Compensation

The Company accounts for the issuance of stock, stock options, stock warrants and other share based payment arrangements in accordance with the provisions of ASC 718-10. We measure compensation costs related to our share-based payment transactions at fair value on the grant date and recognize those costs in the financial statements over the vesting period during which the employee provides service in exchange for the grant.

Income Taxes

Income taxes are accounted for in accordance with FASC 740-20, “Accounting for Income Taxes.”  Under FASC 740-20, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized

The Company’s operations have not changed significantly compared to prior years.  The Company’s tax position taken in prior years for deferred income taxes has been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Management reviews these items regularly in light of changes in tax laws and court rulings at both federal and state levels.

To address accounting for uncertainty in tax positions, the Company clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

MOMS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 1:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes (continued)

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if, if any.

Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

NOTE 2:  GOING CONCERN MODIFICATION

As shown in the accompanying financial statements, we have incurred losses in each year since inception and have an accumulated deficit of $323,393 as of December 31, 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The Company sold $5,000 of stock on February 24, 2015.

NOTE 3: RELATED PARTY TRANSACTIONS AND RELATIONSHIPS:

All directors are related parties. IceLounge Media, Inc. “ILMI” funded 100% of the development of the Momscorner.com website prior to December 31, 2013. ILMI spun off the website to the Company.  All amounts due to related parties were converted to stock in 2013 by prior agreement. The stock fair value was determined to be $0.5168 per share, based on the fair values of the website and the anticipated public filing.

During the year ended December 31, 2014 ILMI paid certain expenses for and on behalf of the Company of $94,185 which are due on demand. In addition, Social Quotient Inc. the company’s affiliate (sister corp.) paid $78,400 of expenses for and in behalf of the Company. These amounts were accounted for as paid in capital.

NOTE 4: WEBSITE AND INTANGIBLE ASSETS

Since inception, most of the Company’s resources have been focused on creating its business model and related website. Certain costs incurred in development of our website were capitalized with a total of $17,831 allocated to our website development. In 2014, the Company enhanced its website with mobile-enabled features and functionality. Consequently, $68,655 additional costs were capitalized to the website.

MOMS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 5:  PROVISION FOR INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL Carryover	$143,000	$125,000
Related Party Accruals	94,000	-
Valuation Allowance	(237,000)	(125,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Book Income (Loss)	$93,000	$49,000
Valuation Allowance	(93,000)	(49,000)
Provision for Income Taxes	$-	$-

At December 31, 2014, the Company had net operating loss carry-forwards of approximately $143,000 that may be offset against future taxable income from the year 2014 through 2034. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

NOTE 6:  EQUITY

Reverse Split

During the second quarter of 2014, the Board of Directors declared a one-for-four reverse stock split and to recall previously issued shares in exchange for the post reverse split shares. The stock split decreased the Company's outstanding shares from approximately 17 million shares to 4.3 million shares as of December 31, 2014. All historical share and per share information has been recast to reflect the changes in the Company's equity structure.

Common stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,265,995 were outstanding as of December 31, 2014.

The holders of Common Stock are entitled to one vote per share on each matter submitted to a vote at any meeting of shareholders. Shares of Common Stock do not carry cumulative voting rights and, therefore, a majority of the shares of outstanding Common Stock will be able to elect the entire board of directors and, if they do so, minority shareholders would not be able to elect any persons to the board of directors.  Moms Online’s bylaws provide that a majority of the issued and outstanding shares of Moms Online constitutes a quorum for shareholders’ meetings.

MOMS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(Continued)

NOTE 6:  PROVISION FOR INCOME TAXES (continued)

Shareholders of Moms Online have no preemptive rights to acquire additional shares of Common Stock or other securities.  The Common Stock is not subject to redemption and carries no subscription or conversion rights.  In the event of liquidation of Moms Online, the shares of Common Stock are entitled to share equally in corporate assets after satisfaction of all liabilities.

Holders of Common Stock are entitled to receive such dividends, as the board of directors may from time to time declare out of funds legally available for the payment of dividends.  Moms Online seeks growth and expansion of its business through the reinvestment of profits, if any, and does not anticipate that we will pay dividends in the foreseeable future.

As part of ILMI’s spin off of the Company, the Company issued 3,820,000 shares to itself, its founders and existing shareholders during the year ended December 31, 2013. For the year ended December 31, 2013 the Company recognized stock compensation expense for research and development of $72,244 and issued 199,375 shares of its common stock to nine consultants for stock compensation payable and 246,620 shares of common stock to related parties for the conversion of payables.

NOTE 7:  SUBSEQUENT EVENT

On February 24, 2015, the Company sold $5,000 shares at $1.00 per share to an existing shareholder.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on the effectiveness of our internal control over financial reporting. The Company’s external auditors were not engaged to examine management's assertion about the effectiveness of internal control over financial reporting as of December 31, 2014 and, accordingly, they did not express an opinion thereon.

Management of Moms Online, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Moms Online, Inc.;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Moms Online, Inc. are being made only in accordance with authorizations of management and directors of Moms Online, Inc.; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Moms Online, Inc.’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff:

We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ended December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness, and

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, the segregation of all conflicting duties has not always been possible or economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have sufficient segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Management will seek to provide sufficient resources toward the proper mitigation of these material control weaknesses.

Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for Moms Online, Inc. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

Changes in Internal Control.   There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of Moms Online, Inc., (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2014 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff:

We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ended December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness, and

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, the segregation of all conflicting duties has not always been possible or economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have sufficient segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Management will seek to provide sufficient resources toward the proper mitigation of these material control weaknesses.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Management

The following table sets forth information with respect to the officers and directors of Moms Online.  Moms Online’s directors serve for a term of one year and thereafter until their successors have been duly elected by the stockholders and qualified.  Moms Online’s officers serve for a term of one year and thereafter until their successors have been duly appointed by the Board of Directors and qualified.

Name	Age	Title	Date of Election or Designation
Calvin Wong	42	Chairman, Director	December 28, 2013
Kevin Ghim	42	President	December 28, 2013
Cherry Lu	41	Secretary, Director	December 28, 2013
Scott E. Lybbert	57	CFO, Director	December 28, 2013

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Background and Business Experience

The Company's By-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. During the fiscal year ended December 31, 2014 there was one meeting of the Board of Directors.

Calvin Wong, Chairman, has been an executive or high level advisor at multiple digital media organizations. In 2013 and 2014 he was COO of  Media Spike and SVP of SnakBlox, both are in the mobile ad space.  He was the COO at Appssavvy Inc. from 2008 to 2010 which was engaged in the development and marketing of advertising technology. Mr. Wong was SVP Client Solutions & Co-founder at Community Connect Inc. from 1997 to 2008 prior to its acquisition by Radio One (Nasdaq: ROIAK); mentor/advisor to TechLaunch. Mr. Wong has been with IceLounge since 2010 to the present.

Kevin Ghim, President.  In addition to his work with the Company, since 2014, Mr. Ghim is a senior product manager for Mozilla which develops and runs the Firefox web browser. From 2012 to 2014, Mr. Ghim was the chief product officer of IceLounge Media.  Prior to joining IceLounge Media. from 2010 to 2012, Mr. Ghim was the senior director of product management for 33Across which engaged in social advertising.  Mr. Ghim was also senior direct of product development at Appssavvy from 2008 to 2010 which was engaged in advertising technology.

Cherry Lu, Corporate Secretary and Director. Prior to joining the Company, Ms. Lu served as the marketing director for IceLounge Media from April 2012 and continues to serve in such capacity.  Prior to joining IceLounge Media, from January 2011 to February 2012, Ms. Lu was a marketing manager for THQ, Inc. which engaged in video game publishing.  From November 2008 to January 2011, Ms. Lu was a marketing manager for Disney Interactive Media.

Scott E. Lybbert, CFO and Director, is a former Manager at Price Waterhouse. Since March 2003, Mr. Lybbert has been Chairman, CFO and Director for Redify Group, Inc. (RDFY) formerly known as TGFIN Holdings, Inc. (TGFN). In Addition, he has been the CFO and Director of IceLounge Media, Inc. since June 2012 and CFO and Director of Social Quotient, Inc. and Moms Online, Inc. since December 2013.

Involvement in certain legal proceedings by Officers and Directors

None of our officers and directors has filed for bankruptcy, been convicted in a criminal proceeding or been the subject of any order, judgment, or decree permanently, temporarily, or otherwise limiting activities (1) in connection with the sale or purchase of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (2) engaging in any type of business practice, or (3) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of an investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity.

Family Relationships

The officers and directors have no family relationships to any other related parties except Calvin Wong and Ed Wong are brothers and both are major shareholders of Ice Lounge Media.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of 1934, as amended, for the fiscal year ended December 31, 2014

Audit committee and Financial Expert

The Company does not have a formal Audit committee. All members of the Board of Directors serve the functions of the audit committee, with S. Emerson Lybbert, Chairman, CEO and CFO serving as its CFO. S. Emerson Lybbert is a "Financial expert" within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, and currently is the Board's only "financial expert," although all Board members are financially literate. The Board members, functioning also as audit committee members, have:

     1)  reviewed and discussed the audited financial statements with management,

     2)  discussed with the independent auditors the matters required to be discussed by PCAOB,

3)  received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, and discussed with the independent accountant the independent accountant's independence, and

4)  recommended that the audited financial statements be included in the Company's annual report 10-K.

The Board members performing the function of the audit committee are, Scott E. Lybbert, Calvin Wong and Kevin Ghim.

Code of Ethics

The Board of Directors has not yet adopted a Code of Ethics for its CEO and CFO because it believes the design of, and compliance with, its controls and procedures are sufficiently complete to mitigate such risks at its current level of operations given the Company is currently a Development Stage company with no operations. The Board of Directors maintains all approval authority over significant transactions; use or commitment of company resources; and the incurrence of debt or equity, etc.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Kevin	12/31/14	0	0	$ 750	0	0	0	0	0	0
Ghim	12/31/13	0	0	0	0	0	0	0	0	0
President	12/31/12	0	0	0	0	0	0	0	0	0

Scott E.	12/31/14	0	0	$ 15,000	0	0	0	0	0	0
Lybbert	12/31/13	0	0	0	0	0	0	0	0	0
CFO	12/31/12	0	0	0	0	0	0	0	0	0

Other Items

There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2014 by any Named Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin Ghim, President	None	None	None	None	None	None	None	None	None
Scott E. Lybbert, CFO	None	None	None	None	None	None	None	None	None

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2013.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2014 or 2013, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2014 and 2013, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2014 or 2013 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  We did not compensate our directors for service on the Board of Directors during fiscal 2014 or 2013.

No other compensation arrangements exist between Moms Online and our officers and directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Moms Online does not have any employment contracts with our executive officers.  No other compensatory plan or arrangements exist between Moms Online and our executive officers that results or will result from the resignation, retirement or any other termination of such executive officers’ employment with Moms Online or from a change-in-control of Moms Online.

Report on Repricing of Options/SARs

During fiscal 2014 or 2013, we did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

Report on Executive Compensation

The Board of Directors determines the compensation of Moms Online’s executive officer and president and sets policies for and reviews with the chief executive officer and president the compensation awarded to the other principal executives, if any. The compensation policies utilized by the Board of Directors are intended to enable Moms Online to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance.  At this time, the Board of Directors has determined to not provide any compensation until additional progress is made on our business plan and additional capital is raised.  At such time, executive compensation on an ongoing basis will be reviewed.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed or such decisions were made during fiscal year 2014 or 2013.

Option Plans

Moms Online has no option plans and no outstanding options.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth as of April 13, 2015 the name and the number of shares of Moms Online' Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Moms Online to own beneficially, more than 5% of the 4,265,995 issued and outstanding shares of Moms Online' Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities.  Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named.  For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof.  The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock

Principal Shareholders
Ice Lounge Media, Inc.(1) 429 W Plumb Ln Reno, NV 89509	2,021,620	47.39%

Calvin Wong (1) 429 W Plumb Ln Reno, NV 89509	2,925,120	68.57%

Ed Wong (1) 429 W Plumb Ln Reno, NV 89509	2,492,870	58.44%

Officers and Directors
Calvin Wong	-----See Above-----
Kevin Ghim	98,750	2.31%
Scott E. Lybbert	62,500	1.46%
Cherry Lu	50,000	1.17%
Director and executive officer of the Company (4 individuals)	3,136,370	73.52%

(1)

Ice Lounge Media is controlled by Calvin Wong and Ed Wong both of whom would be deemed to have beneficial ownership over the IceLounge Media shares of the Company.  Calvin Wong owns 903,500 shares directly in the Company and through his control of IceLounge Media, which includes being the chairman of IceLounge Media, Calvin Wong would be deemed to beneficially own the 2,021,620 shares owned by IceLounge Media.  Ed Wong owns 471,250 shares directly and through his share ownership in IceLounge Media would be deemed to beneficial own the 2,021,620 shares held by IceLounge Media.

Control by Existing Stockholders

Current management has direct ownership of over 26% of the issued and outstanding shares of common stock.  Additionally, when combined with the ownership of Ice Lounge Media which controls over 47% of the issued and outstanding shares, the current management and companies they control would be deemed to beneficial control approximately 73% of the voting power in the Company.  As a result, it is likely they will be able to  control Moms Online  and will most likely continue to be in a position to elect at least a majority of the Board of Directors of Moms Online, to dissolve, merge or sell the assets of Moms Online, and generally, to direct the affairs of Moms Online.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  Our future dividend policy cannot be ascertained with any certainty.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.  During 2013, the Company was spun out of IceLounge Media, Inc. which maintained a 47.39% interests in the Company. IceLounge Media’s major shareholders are Calvin Wong and Ed Wong.  Additionally, all of the officers of the Company have some ownership interest in IceLounge Media. The Company licenses its technology platform from IceLounge Media for $50,000 per year under a five year license agreement.  In 2014, IceLounge Media paid platform lease expense for the Company in a total amount $25,000 and for development (mobile-enabled improvements) allocations of $47,759 and other expenses of $21,426. These borrowings bear no interest and are due on demand.  As of December 31, 2014, the balance is $94,185.  If the Company is unable to raise sufficient capital to repay these loans, it could lose its favorable lease terms, which could have a negative impact upon the Company with the loss of the lease on it technology platform.

During 2014, the Company was also funded by Social Quotient, Inc. which was also spun off from IceLounge Media in 2013. Social Quotient has provided $78,004 in 2014 to the Company. IceLounge looked to spin off both Moms Online and Social Quotient based on the belief the two companies and their business would do better able to attract capital and employees if they were not under the umbrella of IceLounge.  With IceLounge having to fund diverse operations and provide management and employee support for such operations, it became increasingly difficult to provide the focus the respective business needed as well as the ongoing funding. By completing the spin-off of the two businesses, IceLounge hoped the businesses would be able to attract capital freeing up IceLounge capital to focus on its ongoing operations as well as have these businesses attract employees that have expertise in their respective business focus.  No additional consideration was received from the IceLounge shareholders by IceLounge or Social Quotient related to the spin-off.  Additionally, all shareholders of IceLounge received a pro-rata proportion of shares of Social Quotient common stock.  The distribution was based on the percentage of shares held in IceLounge with each shareholder receiving a pro-rata proportion based on their share ownership in IceLounge.

At this time, we do not have any independent directors.  All our directors were all either founders, officers and major shareholders of Moms Online.  Additionally, given the limited size of our board of directors, we have not set up any committees of the board of directors such as compensation, audit or nominating committees.  As our operations expand, we hope to be able to add outside directors and set up these committees, but at this time, do not know when we will be able to add additional directors and set up such committees.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2014, and 2013:

Fee Category	2014	2013
Audit Fees	$13,245	$4,500
Audit-related Fees	-	-
Tax Fees		-
All Other Fees	-	-
Total Fees	$13,245	$-

Audit Fees-Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees-Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees-Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees-Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements. See our audited financial statements for the year ended December 31, 2014, contained in Part II, Item 8, above, which are incorporated by reference.

(a)(3)    Exhibits: The following are filed as part of this Annual Report

Exhibit 31.1   Certification of Kevin Ghim as Chief Executive Officer, pursuant to section 302 of the Sarbanes-Oxley act of 2002.

Exhibit 31.2   Certification of Scott E. Lybbert as Chief Financial Officer, pursuant to section 301 of the Sarbanes-Oxley act of 2002.

Exhibit 32 Certification of Scott Emerson Lybbert, pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMS ONLINE, INC.

Date:	April 14, 2015	By:	/s/Kevin Ghim
Kevin Ghim
Principal Executive Officer

Date:	April 14, 2015	By:	/s/Scott E. Lybbert
Scott E. Lybbert
Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MOMS ONLINE, INC.

Date:	April 14, 2015	By:	/s/ Calvin Wong
Calvin Wong
Chairman

Date:	April 14, 2015	By:	/s/Scott E. Lybbert
Scott E. Lybbert
Director

Date:	April 14, 2015	By:	/s/Cherry Lu
Cherry Lu
Director