Form 10-Q
period 2015-03-31
Moms Online, Inc.
filed 2015-05-08
CIK 1619174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: March 31, 2015

or

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
Santa Monica, California 90404
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

(1) Yes  X   No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No       The Company has no corporate Web site.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No  X

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

At May 8, 2015 there were 4,270,995 shares of the Registrant's Common Stock.

MOMS ONLINE, INC.

MOMS ONLINE, INC

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$5,089	$99
Total current assets	5,089	99
Intangible assets
Moms Corner website	86,486	86,486
Less: Accumulated amortization	(7,207)	-
Total Intangible assets	79,279	86,485
Total Assets	$84,368	$86,585

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Accounts payable	$5,056	$9,765
Due to related party	7,500	-
Due to parent	118,035	94,185
Total Current Liabilities	130,591	103,950
Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000
shares authorized, 4,270,995 and 4,265,995 issued
and outstanding	4,271	4,266
Additional paid-in capital	318,771	301,762
Accumulated deficit	(369,265)	(323,393)
Total Stockholders’ Deficit	(46,223)	(17,365)
Total Liabilities and Stockholders’ Deficit	$84,368	$86,585

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Operating Expenses
Platform lease	$12,500	$12,500
Website development and maintenance	7,493	2,894
Selling, general and administrative	10,317	3,464
Legal and professional	8,117	13,250
Amortization expense	7,207	-
Total operating expense	45,634	32,108

Operating loss	(45,634)	(32,108)

Other Expense
Interest expense	(238)	(298)
Total other expense	(238)	(298)

Net loss	$(45,872)	$(32,406)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	4,267,939	4,265,995

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Cash Flows from Operating Activities:
Net loss	$(45,872)	$(32,406)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	12,014	20,573
Amortization	7,207	-
Changes in operating assets and liabilities:
Accounts payable	(4,709)	-
Due to related party	7,500	-
Net cash used in operating activities	(23,860)	(11,833)

Cash Flows from Financing activities:
Common stock sold for cash	5,000	-
Advances from related party	23,850	11,833
Net cash provided by financing activities	28,850	11,833

Net increase in cash and cash equivalents	4,990	-
Cash, beginning of period	99	-
Cash, end of period	$5,089	$-

Cash paid during the period for:
Income taxes	$-	$-
Interest	$238	$298

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements of Moms Online, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, we have incurred losses in each year since inception and have an accumulated deficit of $369,265 and cash of only $5,089 as of March 31, 2015. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3: RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

During the three months ended March 31, 2015 and 2014, ICE paid certain expenses for and on behalf of the Company of $23,850 and $11,833 respectively, which were accounted for as amounts due to parent and are due on demand. As of March 31, 2015 and December 31, 2014, the outstanding amounts due to parent were $118,035 and $94,185, respectively.

In addition, Social Quotient Inc., the company’s affiliate (sister corp.) paid $12,014 and $20,573 of expenses, respectively, for and in behalf of the Company, which were accounted for as paid in capital.

 WB Capital Inc., an affiliated company controlled by the Company’s two largest individual shareholders, provides potential Merger/Acquisition, strategic planning, and investor relations services for the Company through travel, communication and meetings with potential investors and/or suitors. As of March 31, 2015, the Company had a balance payable to WB Capital of $7,500.

The Company’s acting Chief Financial Officer, Scott E. Lybbert, is an independent contractor, minority shareholder and a Director. The Company paid $6,915 and $7,500 to Mr. Lybbert for the three months ended March 31, 2015 and 2014, respectively.

NOTE 4: WEBSITE AND INTANGIBLE ASSETS

Since inception, most of the Company’s resources have been focused on creating its business model and related website. Certain costs incurred in development of our website were capitalized with a total of $86,486 allocated to our website development by December 31, 2014. The Company capitalized no cost ($0) for the three months ended March 31, 2015. The Company began amortizing its capitalized website costs over a three year period, beginning January 1, 2015 since development had been completed. Amortization expense for the three months ended March 31, 2015 was $7,207.

NOTE 5:  EQUITY

Common stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,270,995 were outstanding as of March 31, 2015.

The holders of Common Stock are entitled to one vote per share on each matter submitted to a vote at any rights and, therefore, a majority of the shares of outstanding Common Stock will be able to elect the entire board of directors and, if they do so, minority shareholders would not be able to elect any persons to the board of directors.  Moms Online’s bylaws provide that a majority of the issued and outstanding shares of Moms Online constitutes a quorum for shareholders’ meetings.

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

On February 24, 2015 the Company sold 5,000 shares of the Company’s common stock to an existing shareholder at $1.00 per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.  See "ITEM 1 FINANCIAL STATEMENTS".

Management's Discussion and Analysis:

Certain statements in this Report constitute “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth.  The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made

Results of Operations

Net loss for the three months ended March 31, 2015 increased $13,466, or 41.6% over the $32,406 net loss for the three months ended March 31, 2014 due primarily to the following: a) an increase in Website development and maintenance of $4,599, or 159.2% due mostly to an increase of $4,350, or 263.6%, of contracted development; b) an increase in Selling, general and administrative costs of $6,853 or 197.8% due mostly to an increase in amounts due to WB Capital Inc., a related party, of $7,500 or 100%, for business advisory and management services; c) an increase in amortization expense of $7,207 or 100% and (offset by): d) a decrease in legal and professional costs of $ 5,000, or 100%, due to the cost of an appraisal spent during the three months ended March 31, 2014, which did not occur during the same period ended March 31, 2015.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to raise additional capital during the next fiscal year. The Company has a nominal amount of cash and has depended upon ICE (its parent company) and Social Quotient (its sister company) for funding. It is management’s intent to have the Company break away from its dependencies and to be self-sufficient. The Company sold $5,000 of common stock on February 24, 2015 at $1.00 per share, and would need to continue to sell stock in order meet its needs for the year ended December 31, 2015.

The Company spent and capitalized $86,486 to its website through December 31, 2014, although no costs ($0) were capitalized in either of the three month periods ended March 31, 2015 or 2014, respectively.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company operates minimally and has no meaningful assets subject to market risk. Therefore, this item is not applicable given the company’s current operations.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures over financial reporting were not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff:

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2015 there were no claims asserted or threatened against the Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2015, the Company sold $5,000 shares at $1.00 per share to an existing shareholder.

ITEM 3 Defaults on Senior Securities

None; not applicable.

ITEM 4 Mine Safety Disclosures

None; not applicable.

ITEM 5 Other Information.

None.

ITEM 6  Exhibits

Exhibit Number	Description
31.1	302 Certification
31.2	302 Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2015

MOMS ONLINE, INC.

(Registrant)

            By /s/ Scott Emerson Lybbert

                 Scott Emerson Lybbert

                 Principal Financial Officer