Form 10-Q
period 2015-06-30
Moms Online, Inc.
filed 2015-08-12
CIK 1619174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: June 30, 2015

Or

      .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes  X . No      .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .  The Company has no corporate Web site.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

At August 12, 2015 there were 4,270,995 shares of the Registrant's Common Stock.

MOMS ONLINE, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

MOMS ONLINE, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$25,089	$99
Total current assets	25,089	99
Intangible assets
Moms Corner website	86,486	86,486
Less: Accumulated amortization	(14,414)	-
Total Intangible assets	72,072	86,485
Total Assets	$97,161	$86,585

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Accounts payable	$10,899	$9,765
Due to related party	16,250	-
Due to parent	158,759	94,185
Total Current Liabilities	185,908	103,950
Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000
shares authorized, 4,270,995 and 4,265,995 issued
and outstanding	4,271	4,266
Additional paid-in capital	322,463	301,762
Accumulated deficit	(415,481)	(323,393)
Total Stockholders’ Deficit	(88,747)	(17,365)
Total Liabilities and Stockholders’ Deficit	$97,161	$86,585

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Operating Expenses
Platform lease	$12,500	$12,500	$25,000	$25,000
Website development and maintenance	1,151	815	8,644	1,033
Selling, general and administrative	9,685	3,220	20,002	9,360
Legal and professional	15,285	7,250	23,402	20,500
Amortization expense	7,207	-	14,414	-
Total operating expense	45,828	23,785	91,462	55,893

Operating loss	(45,828)	(23,785)	(91,462)	(55,893)

Other Expense
Interest expense	(388)	(180)	(626)	(478)
Total other expense	(388)	(180)	(626)	(478)

Net loss	$(46,216)	$(23,965)	$(92,088)	$(56,371)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	4,270,995	4,265,995	4,269,476	4,265,995

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Cash Flows from Operating Activities:
Net loss	$(92,088)	$(56,371)

Adjust Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	15,706	30,270
Amortization	14,414	-
Changes in operating assets and liabilities:
Accounts payable	1,134	-
Due to related parties	16,250	1,101
Net cash used in operating activities	(44,584)	(25,000)

Cash Flows from Financing activities:
Common stock sold for cash	5,000	-
Advances from related party	64,574	25,000
Net cash provided by financing activities	69,574	25,000

Net increase in cash and cash equivalents	24,990	-
Cash, beginning of period	99	-
Cash, end of period	$25,089	$-

Cash paid during the period for:
Income taxes	$-	$-
Interest	$626	$478

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements of Moms Online, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, we have incurred losses in each year since inception and have an accumulated deficit of $415,481 and cash of only $25,089 as of June 30, 2015. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3: RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

During the six months ended June 30, 2015 and 2014, ICE paid certain expenses for and on behalf of the Company of $64,574 and $25,000 respectively, including cash advanced to the company $20,000 and $0, respectively, which were accounted for as amounts due to parent and are due on demand. As of June 30, 2015 and December 31, 2014, the outstanding amounts due to parent were $158,759 and $94,185, respectively.

In addition, Social Quotient Inc., the company’s affiliate (sister corp.) paid $15,706 and $30,270 of expenses, respectively, for and in behalf of the Company, which were accounted for as paid in capital.

WB Capital Inc., an affiliated company controlled by the Company’s two largest individual shareholders, provides potential Merger/Acquisition, strategic planning, and investor relations services for the Company through travel, communication and meetings with potential investors and/or suitors. As of June 30, 2015, the Company had a balance payable to WB Capital of $15,000.

The Company’s acting Chief Financial Officer, Scott E. Lybbert, is an independent contractor, minority shareholder and a Director. The Company paid $6,250 and $7,500 to Mr. Lybbert for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had a balance payable to Mr. Lybbert of $1,250.

NOTE 4: WEBSITE AND INTANGIBLE ASSETS

Since inception, most of the Company’s resources have been focused on creating its business model and related website. Certain costs incurred in development of our website were capitalized with a total of $86,486 allocated to our website development by December 31, 2014. The Company capitalized no cost ($0) for the six months ended June 30, 2015. The Company began amortizing its capitalized website costs over a three year period, beginning January 1, 2015 since development had been completed. Amortization expense for the six months ended June 30, 2015 was $14,414.

NOTE 5:  EQUITY

Common stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,270,995 were outstanding as of June 30, 2015.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

Three months ended June 30, 2015

Net loss for the three months ended June 30, 2015 increased $22,251, or 92.8%, over the $23,965 net loss for the three months ended June 30, 2014 due primarily to the following: a) an increase in Legal and Professional expenses of $8,035, or 110.8%, due to the additional costs of being a public reporting entity over the $7,250 incurred in the three months ended June 30,2014; b) a net increase in Selling, general and administrative costs of $6,465 or 200.8%, due mostly to an increase in amounts due to WB Capital Inc., a related party, of $7,500 or 100%, for business advisory and management services, over the $3,220 Selling, general and administrative costs incurred in 2014; and c) an increase in amortization expense of $7,207 or 100% versus no amortization expense incurred for the three months ended June 30, 2014.

Six months ended June 30, 2015

Net loss for the six months ended June 30, 2015 increased $35,717, or 63.4%, over the $56,371 net loss for the six months ended June 30, 2014 due primarily to the following: a) an increase in Website development and maintenance of $7,611, or 736.8%, over the $1,033 incurred in the six months ended June 30, 2014, due mostly to an increase of $6,000, or 100.0%, of contracted development; b) a net increase in Selling, general and administrative costs of $10,642 or 13.7%, over the $9,360 incurred over the same period in 2014, due mostly to an increase in amounts due to WB Capital Inc., a related party, of $15,000 or 100%, for business advisory and management services; and c) an increase in amortization expense of $14,414, or 100%, versus no amortization expense incurred for the six months ended June 30, 2014.

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

The Company spent and capitalized $86,486 to its website through December 31, 2014. No costs were capitalized in the three month periods ended June 30, 2015 and 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company operates minimally and has no meaningful assets subject to market risk. Therefore, this item is not applicable given the company’s current operations.

ITEM 4. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of June 30, 2015 there were no claims asserted or threatened against the Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were none for the Three months ended June 30, 2015.

ITEM 3. Defaults on Senior Securities

None; not applicable.

ITEM 4. Mine Safety Disclosures

None; not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

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

Date: August 12, 2015

MOMS ONLINE, INC.

(Registrant)

            By /s/ Scott Emerson Lybbert

                 Scott Emerson Lybbert

                 Principal Financial Officer