Form 10-Q
period 2015-09-30
Moms Online, Inc.
filed 2015-11-03
CIK 1619174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: September 30, 2015

Or

 .

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file Number: 000-55286

MOMS ONLINE, INC.
(Exact name of registrant as specified in its Charter)

Wyoming	46-3856798
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Ye      .  No  X .

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

At November 3, 2015 there were 4,276,995 shares of the Registrant's Common Stock.

MOMS ONLINE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MOMS ONLINE, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$8,354	$99
Total current assets	8,354	99
Intangible assets
Moms Corner website	86,486	86,486
Less: Accumulated amortization	(21,622)	-
Total Intangible assets	64,864	86,485
Total Assets	$73,218	$86,585

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$15,018	$9,765
Due to related parties	25,000	-
Due to parent	162,723	94,185
Total Current Liabilities	202,741	103,950
Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000
shares authorized, 4,276,995 and 4,265,995 issued
and outstanding	4,277	4,266
Additional paid-in capital	329,897	301,762
Accumulated deficit	(463,697)	(323,393)
Total Stockholders’ Deficit	(129,523)	(17,365)
Total Liabilities and Stockholders’ Deficit	$73,218	$86,585

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating Expenses
Platform lease	$12,500	$12,500	$37,500	$37,500
Website development and maintenance	10,851	9,638	19,495	12,207
Selling, general and administrative	9,200	2,196	29,201	6,519
Legal and professional	7,869	8,795	31,271	32,795
Amortization expense	7,207	-	21,622	-
Total operating expense	47,627	33,129	139,089	89,021

Operating loss	(47,627)	(33,129)	(139,089)	(89,021)

Other Expense
Interest expense	(589)	(155)	(1,215)	(634)
Total other expense	(589)	(155)	(1,215)	(634)

Net loss	$(48,216)	$(33,284)	$(140,304)	$(89,655)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	4,271,060	4,265,995	4,269,476	4,265,995

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Cash Flows from Operating Activities:
Net loss	$(140,304)	$(89,655)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	18,646	58,437
Amortization	21,622	-
Changes in operating assets and liabilities:
Accounts payable	5,253	5,460
Due to related parties	25,000	1,031
Net cash used in operating activities	(69,783)	(24,727)

Cash flows from investing activities
Investment in website	-	(9,826)
Net cash used in investing activities	-	(9,826)

Cash Flows from Financing activities:
Common stock sold for cash	9,500	-
Advances from related party	68,538	34,553
Net cash provided by financing activities	78,038	34,553

Net increase in cash and cash equivalents	8,225	-
Cash, beginning of period	99	-
Cash, end of period	$8,354	$-

Cash paid during the period for:
Income taxes	$-	$-
Interest	$1,215	$634

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements of Moms Online, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, we have incurred losses in each year since inception and have an accumulated deficit of $463,697 and cash of only $8,354 as of September 30, 2015. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3: RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

During the nine months ended September 30, 2015 and 2014, ICE paid certain expenses for and on behalf of the Company of $68,538 and $34,553 respectively, which were accounted for as amounts due to parent and are due on demand. As of September 30, 2015 and December 31, 2014, the outstanding amounts due to parent were $162,723 and $94,185, respectively.

In addition, Social Quotient Inc., the company’s affiliate (sister corp.) paid $18,646 and $58,437 of expenses, respectively, for and in behalf of the Company, which were accounted for as contributions in additional paid-in capital.

WB Capital Inc., an affiliated company controlled by the Company’s two largest individual shareholders, provides potential Merger/Acquisition, strategic planning, and investor relations services for the Company through travel, communication and meetings with potential investors and/or suitors. As of September 30, 2015, the Company had a balance payable to WB Capital of $22,500.

The Company’s acting Chief Financial Officer, Scott E. Lybbert, is an independent contractor, minority shareholder and a Director. The Company paid $8,750 and $11,250 to Mr. Lybbert for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had a balance payable to Mr. Lybbert of $2,500.

NOTE 4: WEBSITE AND INTANGIBLE ASSETS

Since inception, most of the Company’s resources have been focused on creating its business model and related website. Certain costs incurred in development of our website were capitalized with a total of $86,486 allocated to our website development by December 31, 2014. The Company capitalized no cost ($0) for the nine months ended September 30, 2015. The Company began amortizing its capitalized website costs over a three year period, beginning January 1, 2015 since development had been completed. Amortization expense for the nine months ended September 30, 2015 was $21,622.

NOTE 5: EQUITY

Common stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,276,995 were outstanding as of September 30, 2015.

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

On February 24, 2015 and September 30, 2015 the Company sold 5,000 shares and 6,000 shares of the Company’s common stock to an existing shareholder at $1.00 and $.75 per share, respectively, for aggregate cash proceeds of $9,500.

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

Three months ended September 30, 2015

Net loss for the three months ended September 30, 2015 increased $14,932, or 44.9%, over the $33,284 net loss for the three months ended September 30, 2014 due primarily to the following: a) a net increase in Selling, general and administrative costs of $7,004 or 318.9%, due mostly to an increase in amounts due to WB Capital Inc., a related party, of $7,500 or 100%, for business advisory and management services, over the $2,196 Selling, general and administrative costs incurred in the third quarter of 2014; and b) an increase in amortization expense of $7,207 or 100% versus no amortization expense incurred for the three months ended September 30, 2014.

Nine months ended September 30, 2015

Net loss for the nine months ended September 30, 2015 increased $50,649, or 56.5%, over the $89,655 net loss for the nine months ended September 30, 2014 due primarily to the following: a) an increase in Website development and maintenance of $7,288, or 59.7%, over the $12,207 incurred in the nine months ended September 30, 2014, due mostly to an increase of $6,000, or 100.0%, of contracted development ; b) a net increase in Selling, general and administrative costs of $22,682 or 347.9%, over the $6,519 incurred over the same period in 2014, due mostly to an increase in amounts due to WB Capital Inc., a related party, of $22,500 or 100%, for business advisory and management services; and c) an increase in amortization expense of $21,622, or 100%, versus no amortization expense incurred for the nine months ended September 30, 2014.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to raise additional capital during the next fiscal year. The Company has a nominal amount of cash and has depended upon ICE (its parent company) and Social Quotient (its sister company) for funding. It is management’s intent to have the Company break away from its dependencies and to be self-sufficient. The Company sold $5,000 of common stock on February 24, 2015 at $1.00 per share and $4,500 of common stock on September 30, 2015 at $.75 per share, and would need to continue to sell stock in order meet its needs for the year ended December 31, 2015.

The Company spent and capitalized $86,486 to its website through December 31, 2014. No costs were capitalized in the three or nine month periods ended September 30, 2015.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of September 30, 2015 there were no claims asserted or threatened against the Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The company sold 6,000 shares of its common stock to an existing shareholder for $4,500 on September 30, 2015.

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

Date: November 3, 2015

MOMS ONLINE, INC.

(Registrant)

By /s/ Scott Emerson Lybbert

     Scott Emerson Lybbert

     Principal Financial Officer