Form 10-K
period 2015-12-31
Moms Online, Inc.
filed 2016-03-30
CIK 1619174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number: 000-55286

MOMS ONLINE, INC.
(Exact Name of registrant as specified in its Charter)

Nevada	46-3856798
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9350 Wilshire Boulevard #203
Beverly Hills, CA 90210
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

Yes      . No  X .

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes      . No  X .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K  X .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer .	Accelerated filed .
Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      . No  X .

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.  The Registrant’s common stock has not yet traded on a public market.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 30, 2016 the Registrant had 4,484,696 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

ITEM 1. Business

Form and Year of Organization

Organization

MOMS ONLINE, INC., a Nevada corporation, (“Moms Online” or the “Company”) was incorporated on October 1, 2010 in the state of Nevada as an early stage, emerging growth company. Moms Online, Inc. was formed as a wholly owned subsidiary of Ice Lounge Media, Inc. (“ICE,” or “ICE Media, Inc.”) to hold, create, collect and adapt a social media site aimed at mothers “moms.”

ICE spun out Moms Online to the ICE shareholders in late 2013 in an effort to further the ongoing focus of Moms Online on the continued development of websites devoted to moms and to reduce the dual funding obligations of ICE and Moms Online. Through the spin off, ICE was hopeful the Moms Online business model was compelling enough that Moms Online could raise its own capital and not have to rely on the funding of ICE. The spin off was accomplished through a share dividend from ICE to its shareholders. Following the spin-off, ICE retained 50% of the Company while the other 50% was held by the 41 original shareholders of ICE.

BUSINESS OF MOMS ONLINE, INC.

Business

Moms Online’s principal products and services will be associated with its website, visitors and subscriber base. Moms Online’s focus is on its website momscorner.com. The focus of the site is aimed at providing information, forums and social networking for moms. Revenue generation will come from several channels including advertising, data research, and e-commerce. Advertising is the initial and core revenue channel, which includes display adverting, sweepstakes, contests, and premium integrated sponsorships.

Our business model is focused on the development of a web site focused on providing a destination site for moms as they seek information, forums or other outlets to gather information for everything from purchases, school choices, beauty advice, career advice or any other item were the member would want independent advice or outside verification. Management believes moms tend to research items and interact on social media at a high percentage rate and they would be interested in a site devoted to answering questions they encounter on a daily basis. With these perceived characteristics, management developed a web site that offered certain features. These features allow interaction or forums among visitors. Management believes, if they could create a site that was compelling for a target niche marketplace, this site would be able to generate revenue from multiple sources such as advertising and online product sales.

Principal products or services and their markets

The Company developed the Momscorner.com website and released its beta version on October 1, 2011 and released the live version on February 1, 2012. During 2014, the Company enhanced the website by making it mobile-enabled and not just web-enabled.

We named our website “momscorner” to emphasize that the site is about mothers’ communicating with each other in a community setting. The site is less about our contributed content or thoughts than those of the individual users’ shareable experience and knowledge. Although we will provide content, articles, blogs and products, the ultimate success relies on the user experience through their interaction with others. The momscorner.com platform includes the following features and functionality:

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

•

Quick answer questions – poll and multiple choice based questions with the ability to attach photos and videos

•

Long answer questions – long format text-based questions that require in-depth answers with the ability to attach photos and videos

•

Voting – members will be able to vote “up” answers that they deem to be good or vote “down” on an answer that they deem to be irrelevant. This moves “up” good answers and helps establish “experts” within each category.

•

Comments – members can reply to answers to promote their expertise in a subject and promote openness.

•

Categories – MomsCorner.com will have categories that moms can follow and create questions within the categories.

•

Gamification – points will be awarded by participating, either by asking questions, answering questions or voting upon answers.

•

Community – members may follow other members that they trust.

•

Messaging – members interact with one another through public comments or private, one-on-one messaging.

•

Points redemption – members can use their collected points to “dress” up their owl (mascot) avatar or to receive coupons or discounts (future).

Momscorner Technology

The momscorner.com platform is engineered on a LAMP platform. It uses Ruby on Rails Framework, AngularJS, and nginx. The Storage engine is built with Postgres, MongoDB, Redis, and AWS S3. The code base is authored with proprietary methodologies (including mobile phone technologies) and is owned by our former parent, Ice Lounge Media, and licensed to us. The process of converting video media combines proprietary methodology with software licensed from major firms.

Technology Highlights:

•

Ruby on Rails

•

Angular JS

•

Nginx

•

Memcache (speed layer)

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

The Company currently emphasizes three types of marketing initiatives:

•

“Word of Mouth”: Word of mouth marketing is providing site integrated communication toolsets to members to easily share and invite their friends to join the community. We believe member endorsement is strongest when a member receives value from the site such as reading relevant content, meeting new friends, receiving invaluable advice from other members, and being entertained. Therefore we will provide integrated tools to share their experience in all relevant content and social activities.

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

Relevant Display Advertising (Banner Advertisements). Alongside or at the top of all website pages, except the homepage, will sell advertising banners from related industry manufacturers and service providers. Banner ads also appear in the video player, picture viewer, and MP4 player, and full-page interstitials. Before any video is played, a full page interstitial will be displayed.

E-commerce through affiliated links. Momscorner.com can also be a marketplace of its own with sections dedicated to the purchasing of standard supplies as well as directing users to specialty and custom products.

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

Description of Property

The Company has no real properties and has a month to month office lease at $100 per month. Our office lease is a shared office arrangement.

Patents, Copyrights and Trademarks

The Company owns the copyrights and trade names for all the websites and internal workings it has developed. The Company leases the technology platform from Ice Lounge Media, Inc., a related party.

Research and Product Development

The Company spent $-0- on research and development in each of the years ended December 31, 2015 and 2014.

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

ITEM 2. Properties.

We currently do not have any properties and rent space from another party for $100 per month on a month to month lease at 9350 Wilshire Boulevard, Suite #203 in Beverly Hills, California 90210.

ITEM 3. Legal Proceedings.

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2015 there were no claims asserted or threatened against the Company.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common shares at the date of this report have not traded publically even though it is a public company. The Company’s shares are available on the OTC PINK Marketplace. During the year ended December 31, 2015, the Company did not trade publicly.

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

There were no stock issuances in the year ended December 31, 2014.

During the year ended December 31, 2015 the Company sold 108,667 shares of its common stock for $81,500, or $.75 per share, to 3 existing shareholders and 4 new shareholders.

Shareholders

As of December 31, 2015, the Company had 45 holders of record of its Common Stock.

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

None

Description of Securities

Common Stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,374,662 were outstanding as of December 31, 2015.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any of our affiliates during the year ended December 31, 2015. During the year ended December 31, 2015 the Company sold 108,667 shares of its common stock for $81,500, or $.75 per share, to 3 existing shareholders and to 4 new shareholders.

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

See "ITEM 8 FINANCIAL STATEMENTS".

Management's Discussion and Analysis:

Management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective, and identified two material weaknesses. See further discussion at ITEM 9(A), below.

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

RESULTS OF OPERATIONS

2015 VERSUS 2014

In the year ended December 31, 2015 net loss increased $119,423 or 105.5% over the net loss for the year ended December 31, 2014 of $113,200. Website maintenance and development increased $52,201 or 100.0% over similar costs of the previous year primarily due to the company’s policy to cease capitalization of it website as of December 31, 2014. Nevertheless, the company continued to maintain and further develop its website to match market demand and advancing technologies in the Internet, website and mobile App industries.  Selling, general and Administrative costs increased $34,927 or 186.4% due primarily to an increase in Consulting expenses of $25,000 or 500% and stock compensation expense of $3,123 over similar costs recorded for the previous year.  The consulting costs represent charges accrued for WB Capital, a related party, which provides merger & acquisition and project management services. The amounts were accrued and not paid due to a lack of available funds. The stock compensation related to the award element of a long term contract entered into between the company and a consultant. The amount represents the cost of one fiscal quarter of 100,000 shares to be awarded after a two-year vesting period to be accrued over a four year service period valued at the then (October 1, 2015) stock value of $.50 per share. Amortization expense increased $28,829 or 100% for the year ended December 31, 2015 over the previous year due to the fact that Amortization began during the year 2015.

Interest expense increased $1,091 or 144.0% for the year ended December 31, 2015 over the previous year amount of $758 due to increased amounts borrowed.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to raise additional capital during the next fiscal year. The Company has a nominal amount of cash and has depended upon IceLounge Media, Inc. (its parent company) and Social Quotient (its sister company) for funding. It is management’s intent to have the Company break away from its dependencies and to be self-sufficient. The Company did sell $81,500 of common stock during the year ended December 31, 2015 and $82,525 during the first fiscal Quarter of 2016 and would need to continue to sell stock in order meet its needs for the year ended December 31, 2016.

The Company spent and capitalized $0 and $68,655 to its website for the years ended December 31, 2015 and 2014, respectively. Otherwise, there were no capital expenditures for the years ended December 31, 2015 or 2014, respectively.

CURRENT PLAN OF OPERATIONS

The Company plans to sell stock to raise sufficient capital to begin marketing the website, grow its user base and website traffic in order to begin generating revenues. Additional personnel will be added and managed as they become affordable.

Management encourages its shareholders to communicate directly with the Company for its typical investor relations, including address changes and for general corporate information by calling or writing to the Company at its administrative offices.

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

Moms Online, Inc.

Financial Statements

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Moms Online, Inc.

Beverly Hills, California

We have audited the accompanying balance sheets of Moms Online, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses in each year since inception and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

March 30, 2016

MOMS ONLINE, INC.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Cash	$2,984	$99
Moms Corner website	86,486	86,486
Less: Accumulated amortization	(28,829)	-
Moms Corner website, net	57,657	86,585
Total Assets	$60,641	$86,585
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$18,098	$9,765
Due to related parties	36,250	-
Due to parent	145,666	94,185
Total current Liabilities	200,014	103,950
Stockholders’ Equity (Deficit)
Common Stock ($.001 par value) 75,000,000
shares authorized, 4,374,662 and 4,265,995 issued
and outstanding	4,375	4,266
Additional paid-in capital	412,268	301,762
Accumulated deficit	(556,016)	(323,393)
Total Stockholder's Equity (Deficit)	(139,373)	(17,365)
Total Liabilities and stockholder's Equity (Deficit)	$60,641	$86,585

The accompanying notes are an integral part of these financial statements

MOMS ONLINE, INC.

STATEMENTS OF OPERATIONS

	January 1, 2015 to December 31, 2015	January 1, 2014 to December 31, 2014

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-
Operating Expenses
Platform lease	50,000	50,000
Website maintenance	52,201	-
Legal and professional	46,080	43,705
Selling, general and administrative	53,664	18,737
Amortization expense	28,829	-
Total operating expense	230,774	112,442
Operating Loss	(230,774)	(112,442)
Other Income (expense)
Interest expense	(1,849)	(758)
Total other expense	(1,849)	(758)
Net Loss	$(232,623)	$(113,200)

Basic and diluted net loss per share	$(0.05)	$(0.03)

Weighted average number of shares outstanding-Basic and diluted	4,291,162	4,265,995

The accompanying notes are an integral part of these financial statements.

MOMS ONLINE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances December 31, 2013	4,265,995	$4,266	$223,758	$(210,193)	$17,831
Expenses paid by related party	-	-	78,004	-	78,004
Net loss	-	-	-	(113,200)	(113,200)
Balances December 31, 2014	4,265,995	4,266	301,762	(323,393)	(17,365)

Expenses paid by related party	-	-	25,992	-	25,992
Proceeds from sales of common stock	108,667	109	81,391	-	81,500
Deferred stock compensation	-	-	3,123	-	3,123
Net loss	-	-	-	(232,623)	(232,623)
Balances December 31, 2015	4,374,662	$4,375	$412,268	$(556,016)	$(139,373)

The accompanying notes are an integral part of these financial statements.

MOMS ONLINE, INC.

STATEMENTS OF CASH FLOWS

	January 1, 2015 to December 31, 2015	January 1, 2014 to December 31, 2014

Cash Flows from Operating Activities:
Net loss	$(232,623)	$(113,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred stock compensation	3,123	-
Expenses paid by related party	25,992	78,004
Amortization expense	28,829	-
Changes in assets and liabilities:
Increase in accounts payable	8,333	9,765
Increase in due to related parties	36,250	-
Net cash used in operating activities	(130,096)	(25,431)

Cash flows used in investing activities
Investment in website	-	(68,655)
Net cash used in investing activities	-	(68,655)

Cash flows from financing activities:
Advances from related party	51,481	94,185
Proceeds from sales of common stock	81,500	-
Net cash provided by financing activities	132,981	94,185

Net increase (decrease) in cash and cash equivalents	2,885	99
Cash, beginning of period	99	-
Cash, end of period	$2,984	$99

Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements.

MOMS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements are presented on the accrual basis, under the assumption that the company is a going concern and in conformity with accounting principles generally accepted in the United States.

The Company

The Company is Moms Online, Inc. (“Moms Online”), a Nevada corporation, was incorporated on October 1, 2010 as an early stage, emerging growth company. Moms Online, Inc. was formed as a wholly owned subsidiary of Ice Lounge Media, Inc. (“ICE”) to hold, create, collect and adapt social media site aimed at mothers “moms.”

ICE spun out Moms Online to the ICE shareholders in late 2013 in an effort to further the ongoing focus of Moms Online on the continued development of websites devoted to moms and to reduce the dual funding obligations of ICE and Moms Online. The spin off was accomplished through a share dividend from ICE to its shareholders. Following the spin-off, ICE retained 50% of the Company while the other 50% was held by the 41 original shareholders of ICE.

On September 25, 2014 the Company filed a Form 10. The Form 10 was approved by the SEC on January 23, 2015. The company received its symbol (“MOMC”) from FINRA on September 10, 2015. Even though the company is public, none of its shares have traded publically as of the date of this filing.

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

Allowance for doubtful accounts

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. There were no receivables or allowance as of December 31, 2015 and 2014.

Research and Development

The Company spent $-0- on research and development in the years ended December 31, 2015 and 2014.

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

Since inception, most of our time has been focused on creating our business model and related website.  Certain costs incurred in development of our website were capitalized with a total of $17,831 allocated to our website development in 2013. In 2014, the Company enhanced its website with mobile-enabled features and functionality. Consequently, $68,655 additional costs were capitalized to the website. No additional amounts were capitalized in the year ended December 31, 2015. The capitalized website development costs are amortized over the estimated useful life of three years.

All long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs. There was not impairment recognized during 2015 or 2014.

Stock-Based Compensation

The Company accounts for the issuance of stock, stock options, stock warrants and other share based payment arrangements in accordance with the provisions of ASC 718-10. We measure compensation costs related to our share-based payment transactions at fair value on the grant date and recognize those costs in the financial statements over the vesting period during which the employee provides service in exchange for the grant. Stock based compensation to nonemployees is accounted for in accordance with ASC 505. The company recognized $3,123 deferred stock compensation costs during the year ended December 31, 2015 and none in 2014.

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

NOTE 2:  GOING CONCERN

As shown in the accompanying financial statements, we have incurred losses in each year since inception and have a working capital deficit of $197,030 as of December 31, 2015. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The Company did raise $81,500 during the year ended December 31, 2015 and $82,525 in the first fiscal quarter of 2016 through the sales of 108,667 and 110,034 shares of its common stock, respectively.

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

During the year ended December 31, 2014 ILMI paid certain expenses for and on behalf of the Company with an outstanding balance due of $94,185 as of December 31, 2014. The balance is due on demand and bears no interest. In addition, Social Quotient Inc. the company’s affiliate (sister corp.) paid $78,400 of expenses for and in behalf of the Company. These amounts were accounted for as paid in capital.

During the year ended December 31, 2015 ILMI paid certain net expenses for and on behalf of the Company of $51,481 bringing the total due to parent of $145,666 as of December 31, 2015, which is due on demand and bears no interest. In addition, Social Quotient Inc. the company’s affiliate (sister corp.) paid $25,992 of expenses for and in behalf of the Company. These amounts were accounted for as paid in capital.

The Company licenses its technology platform from its parent company, ILMI, under an Agreement which calls for an automatic 12 month renewal each year on October 1, and a monthly lease payment of $4,167. The company accrued $50,000 for platform lease expense for each of the years ended December 31, 2015 and 2014.

WB Capital, a related party with common principal ownership, provides Merger & Acquisition and project management services to the Company as a consultant. There is no written agreement governing the relationship. The Company accrued $5,000 a month for these services. Due to the Company’s lack of available cash, the amounts were not paid during the year, and consequently the Company recorded a liability of $30,000 as of December 31, 2015. No amounts were payable as of December 31, 2014.

Scott E. Lybbert, Acting CFO and Director, provides accounting and reporting services to the Company as a consultant. There is no written agreement governing the relationship. The Company paid or accrued $1,250 a month for these services. For the year ended December 31, 2015 the company paid $8,458 and accrued $6,250, which was payable at December 31, 2015. No amounts were payable at December 31, 2014.

NOTE 4: WEBSITE AND INTANGIBLE ASSETS

Since inception, most of the Company’s resources have been focused on creating its business model and related website. Certain costs incurred in development of our website were capitalized with a total of $17,831 allocated to our website development in 2013. In 2014, the Company enhanced its website with mobile-enabled features and functionality. Consequently, $68,655 additional costs were capitalized to the website in 2014. No additional amounts were capitalized in the year ended December 31, 2015. The Company began amortizing its capitalized website costs of $86,486 on January 1, 2015, over its estimated useful life of three years. The Company recognized Amortization expense of $28,829 and $0, for the years ended December 31, 2015 and 2014, respectively.

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

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL Carryover	$112,400	$55,900
Related Party Accruals	70,900	36,700
Valuation Allowance	(183,300)	(92,600)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014
Book Loss	$90,700	$44,000
Change in Valuation Allowance	(90,700)	(44,000)
Provision for Income Taxes	$-	$-

At December 31, 2015, the Company had net operating loss carry-forwards of approximately $288,000 that may be offset against future taxable income from the year 2015 through 2035. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Common stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,374,662 were outstanding as of December 31, 2015.

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

During the year ended December 31, 2015 the company issued 108,667 shares to 3 existing shareholders and 4 new shareholders for $81,500, or $.75 per share. There were no sales or issuances of the company’s common stock in the year ended December 31, 2014.

The company also accrued $3,123 of deferred stock compensation to recognize one quarter of a four year stock compensation agreement calling for the payment of 100,000 shares, valued at the time of agreement (October 31, 2015) at $.50 a share, over a four year period. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

NOTE 7:  COMMITMENTS

The Company licenses its technology platform from IceLounge Media for $50,000 per year under an initial five year license agreement, which began on October 1, 2010, and was amended on January 1, 2014 for price and service increases. The initial 5 year term expired on October 1, 2015. The Lease calls for automatic 12 month renewals on the anniversary date. As of December 31, 2015 the Company is committed to nine month’s lease payments, or $37,500 for the remainder of the current lease term, expiring on October 1, 2016. If neither party terminates the lease by July 1, 2016, the Lease will automatically renew again and the Company will be obligated for an additional 12 months. The Company expects to renew the lease.

NOTE 8:  SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2015, on February 11 and March 7, 2016 the Company received cash for the sale of 50,000 and 60,034 shares of its Common stock of $37,500 and $45,025, or $.75 per share, to an existing shareholder, and to 5 new shareholders, respectively.

ITEM 9. Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

None; not applicable.

ITEM 9A(T). Controls and Procedures

Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on the effectiveness of our internal control over financial reporting. The Company’s external auditors were not engaged to examine management's assertion about the effectiveness of internal control over financial reporting as of December 31, 2015 and, accordingly, they did not express an opinion thereon.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff:

We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ended December 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness, and

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, the segregation of all conflicting duties has not always been possible or economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have sufficient segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control.   There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the Company’s 2015 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff:

We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ended December 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness, and

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, the segregation of all conflicting duties has not always been possible or economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have sufficient segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Management will seek to provide sufficient resources toward the proper mitigation of these material control weaknesses.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B. Other Information

None; not applicable.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

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

Name	Age	Title	Date of Election or Designation
Calvin Wong	43	Chairman, Director	December 28, 2013
Kevin Ghim	43	President	December 28, 2013
Scott E. Lybbert	58	CFO, Director	December 28, 2013

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Background and Business Experience

The Company's By-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. During the fiscal year ended December 31, 2015 there was one meeting of the Board of Directors.

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

Kevin Ghim, President.  In addition to his work with the Company, since 2014, Mr. Ghim is a senior product manager for Mozilla which develops and runs the Firefox web browser. From 2012 to 2014, Mr. Ghim was the chief product officer of IceLounge Media.  Prior to joining IceLounge Media from 2010 to 2012, Mr. Ghim was the senior director of product management for 33Across which engaged in social advertising.  Mr. Ghim was also senior direct of product development at Appssavvy from 2008 to 2010 which was engaged in advertising technology.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of 1934, as amended, for the fiscal year ended December 31, 2015

Audit committee and Financial Expert

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

ITEM 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Kevin	12/31/15	0	0	0	0	0	0	0	0	0
Ghim	12/31/14	0	0	750	0	0	0	0	0	0
President	12/31/13	0	0	0	0	0	0	0	0	0

Scott E.	12/31/15	0	0	15,000	0	0	0	0	0	0
Lybbert	12/31/14	0	0	15,000	0	0	0	0	0	0
CFO	12/31/13	0	0	0	0	0	0	0	0	0

Other Items

There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2015 by any Named Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin Ghim, President	None	None	None	None	None	None	None	None	None
Scott E. Lybbert, CFO	None	None	None	None	None	None	None	None	None
James Kander	None	None	100,000	None	None	93,750	$76,313	None	None

Outstanding Equity Awards At Fiscal Year-End

The company entered into a contract with a Consultant on October 1, 2015 that calls for the earning of 100,000 shares of the Company’s Common stock over a four year period with a two-year vesting, valued at the date of the contract of $.50 per share. As of December 31, 2015 the cost of 6,250 of the shares were expensed at $3,123 and 93,750 subject shares were still outstanding with a current market value of $76,313. We had no outstanding equity awards at fiscal year-end 2014.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2015 or 2014, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2015 and 2014, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

The company entered into a contract with a Consultant on October 1, 2015 that calls for the earning of 100,000 shares of the Company’s Common stock over a four year period with a two-year vesting, valued at the date of the contract of $.50 per share. As of December 31, 2015 the cost of 6,250 of the shares were expensed at $3,123 and 93,750 subject shares were still outstanding with a current market value of $76,313. We had no outstanding equity awards at fiscal year-end 2014.

There were no awards granted during fiscal year 2014 under a long-term incentive plan.

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

Report on Repricing of Options/SARs

During fiscal 2015 or 2014, we did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

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

No such interlocks existed or such decisions were made during fiscal year 2015 or 2014.

Option Plans

Moms Online has no option plans and no outstanding options.

ITEM 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners:

The following table sets forth as of March 30, 2016 the name and the number of shares of Moms Online' Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Moms Online to own beneficially, more than 5% of the 4,484,696 issued and outstanding shares of Moms Online' Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock

Principal Shareholders
Ice Lounge Media, Inc.(1) 429 W Plumb Ln Reno, NV 89509	2,021,620	45.11%

Calvin Wong (1) 429 W Plumb Ln Reno, NV 89509	2,925,120	65.27%

Ed Wong (1) 429 W Plumb Ln Reno, NV 89509	2,492,870	55.63%

Officers and Directors
Calvin Wong	-----See Above-----
Kevin Ghim	98,750	2.20%
Scott E. Lybbert	62,500	1.39%
Director and executive officers of the Company (3 individuals)	3,086,370	68.87%

(1)

Ice Lounge Media is controlled by Calvin Wong and Ed Wong both of whom would be deemed to have beneficial ownership over the IceLounge Media shares of the Company.  Calvin Wong owns 903,500 shares directly in the Company and through his control of IceLounge Media, which includes being the chairman of IceLounge Media, Calvin Wong would be deemed to beneficially own the 2,021,620 shares owned by IceLounge Media.  Ed Wong beneficially owns 471,250 shares and through his share ownership in IceLounge Media would be deemed to beneficial own the 2,021,620 shares held by IceLounge Media also.

Control by Existing Stockholders

Current management has direct ownership of 23.76% of the issued and outstanding shares of common stock.  Additionally, when combined with the ownership of Ice Lounge Media which controls over 45% of the issued and outstanding shares, the current management and companies they control would be deemed to beneficial control approximately 68.76% of the voting power in the Company.  As a result, it is likely they will be able to  control Moms Online  and will most likely continue to be in a position to elect at least a majority of the Board of Directors of Moms Online, to dissolve, merge or sell the assets of Moms Online, and generally, to direct the affairs of Moms Online.

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

ITEM 13. Certain Relationships and Related Transactions, and Directors Independence

During 2013, the Company was spun out of IceLounge Media, Inc. which maintained a 47.39% interests in the Company. IceLounge Media’s major shareholders are Calvin Wong and Ed Wong.  Additionally, all of the officers of the Company have some ownership interest in IceLounge Media.  In 2014, IceLounge Media paid platform lease expense for the Company in a total amount $25,000 and for development (mobile-enabled improvements) allocations of $47,759 and other expenses of $21,426. These borrowings bear no interest and are due on demand.  As of December 31, 2015 and December 31, 2014, the balance was $ $145,666 and $94,185, respectively.  If the Company is unable to raise sufficient capital to repay these loans, it could lose its favorable lease terms, which could have a negative impact upon the Company with the loss of the lease on it technology platform.

The Company licenses its technology platform from IceLounge Media for $50,000 per year under an initial five year license agreement, which began on October 1, 2010, and was amended on January 1, 2014 for price and service increases. The initial 5 year term expired on October 1, 2015. The Lease calls for automatic 12 month renewals on the anniversary date. As of December 31, 2015 the Company is committed to nine month’s lease payments, or $37,500 for the remainder of the current lease term, expiring on October 1, 2016. If neither party terminates the lease by July 1, 2016, the Lease will automatically renew again and the Company will be obligated for an additional 12 months. The Company expects to renew the lease. The company accrued $50,000 for platform lease expense for each of the years ended December 31, 2015 and 2014.

During 2014, the Company was also funded by Social Quotient, Inc. which was also spun off from IceLounge Media in 2013. Social Quotient provided to the Company $25,992 and $78,004  in the years ended December 31,2015 and 2014, respectively IceLounge looked to spin off both Moms Online and Social Quotient based on the belief the two companies and their business would do better able to attract capital and employees if they were not under the umbrella of IceLounge.  With IceLounge having to fund diverse operations and provide management and employee support for such operations, it became increasingly difficult to provide the focus the respective business needed as well as the ongoing funding. By completing the spin-off of the two businesses, IceLounge hoped the businesses would be able to attract capital freeing up IceLounge capital to focus on its ongoing operations as well as have these businesses attract employees that have expertise in their respective business focus.  No additional consideration was received from the IceLounge shareholders by IceLounge or Social Quotient related to the spin-off.  Additionally, all shareholders of IceLounge received a pro-rata proportion of shares of Social Quotient common stock.  The distribution was based on the percentage of shares held in IceLounge with each shareholder receiving a pro-rata proportion based on their share ownership in IceLounge.

WB Capital, a related party with common principal ownership, provides Merger & Acquisition and project management services to the Company as a consultant. There is no written agreement governing the relationship. The Company accrued $5,000 a month for these services. Due to the Company’s lack of available cash, the amounts were not paid during the year, and consequently the Company recorded a liability of $30,000 as of December 31, 2015. No amounts were payable as of December 31, 2014.

Scott E. Lybbert, Acting CFO and Director, provides accounting and reporting services to the Company as a consultant. There is no written agreement governing the relationship. The Company paid or accrued $1,250 a month for these services. For the year ended December 31, 2015 the company paid $8,458 and accrued $6,250, which was payable at December 31, 2015. No amounts were payable at December 31, 2014.

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

ITEM 14. Principal Accountant Fees And Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2015, and 2014:

Fee Category	2015	2014
Audit Fees	$23,010	$13,245
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$23,010	$13,245

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)(2) Financial Statements. See our audited financial statements for the year ended December 31, 2015, contained in Part II, Item 8, above, which are incorporated by reference.

(a)(3)    Exhibits: The following are filed as part of this Annual Report

Exhibit 31.1

Certification of Kevin Ghim as Chief Executive Officer, pursuant to section 302 of the Sarbanes-Oxley act of 2002.

Exhibit 31.2

Certification of Scott E. Lybbert as Chief Financial Officer, pursuant to section 302 of the Sarbanes-Oxley act of 2002.

Exhibit 32.1

Certification of Kevin Ghim, pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2

Certification of Scott E Lybbert, pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMS ONLINE, INC.

Date:	March 30, 2016	By:	/s/Kevin Ghim
Kevin Ghim
Principal Executive Officer

Date:	March 30, 2016	By:	/s/Scott E. Lybbert
Scott E. Lybbert
Principal Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MOMS ONLINE, INC.

Date:	March 30., 2016	By:	/s/ Calvin Wong
Calvin Wong
Chairman

Date:	March 30, 2016	By:	/s/Scott E. Lybbert
Scott E. Lybbert
Director