Form 10-Q
period 2016-03-31
Moms Online, Inc.
filed 2016-05-06
CIK 1619174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: March 31, 2016

or

      .  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file Number: 000-55286

MOMS ONLINE, INC.

(Exact name of registrant as specified in its Charter)

Nevada	46-3856798
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9350 Wilshire Boulevard

Beverly Hills, California 90210

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

Not applicable.

Outstanding Shares

At May 5, 2016 there were 4,532,196 shares of the Registrant's Common Stock.

MOMS ONLINE, INC.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

MOMS ONLINE, INC

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash	$79,661	$2,984
Total current assets	79,661	2,984
Intangible assets
Moms Corner website	86,486	86,486
Less: Accumulated amortization	(36,036)	(28,829)
Total Intangible assets	50,450	57,657
Total Assets	$130,111	$60,641

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$11,342	$18,098
Due to related parties	47,500	36,250
Due to parent	154,658	145,666
Total Current Liabilities	213,500	200,104
Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 4,532,196 and 4,374,662 issued and outstanding	4,532	4,375
Additional paid-in capital	539,303	412,268
Accumulated deficit	(627,224)	(556,016)
Total Stockholders’ Deficit	(83,389)	(139,373)
Total Liabilities and Stockholders’ Deficit	$130,111	$60,641

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Operating Expenses
Selling, general and administrative	$24,053	$10,317
Website development and maintenance	17,482	7,493
Platform lease	12,500	12,500
Legal and professional	9,495	8,117
Amortization expense	7,207	7,207
Total operating expense	70,737	45,634

Operating loss	(70,737)	(45,634)

Other Expense
Interest expense	(471)	(238)
Total other expense	(471)	(238)

Net loss	$(71,208)	$(45,872)

Net loss per share – basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	4,417,940	4,267,939

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Cash Flows from Operating Activities:
Net loss	$(71,208)	$(45,872)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred stock compensation	3,123	-
Expenses paid by related party	5,919	12,014
Amortization	7,207	7,207
Changes in operating assets and liabilities:
Accounts payable	(6,756)	(4,709)
Due to related party	11,250	7,500
Net cash used in operating activities	$(50,465)	$(23,860)

Cash Flows from Financing activities:
Common stock sold for cash	$118,150	$5,000
Advances from related party	8,992	23,850
Net cash provided by financing activities	$127,142	$28,850

Net increase in cash and cash equivalents	76,677	4,990
Cash, beginning of period	2,984	99
Cash, end of period	$79,661	$5,089

Cash paid during the period for:
Income taxes	$-	$-
Interest	471	238

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements of Moms Online, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, we have incurred losses in each year since inception and have an accumulated deficit of $627,224 as of March 31, 2015. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The company did raise $118,150 during the three months ended March 31, 2016 through the sale of 157,534 shares of its common stock.

NOTE 3: RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

All directors of the company are related parties. IceLounge Media, Inc. “ILMI” funded 100% of the development of the Momscorner.com website prior to December 31, 2013. ILMI spun off the website to the Company.  All amounts due to related parties were converted to stock in 2013 by prior agreement. The stock fair value was determined to be $0.5168 per share, based on the fair values of the website and the anticipated public filing.

During the three months ended March 31, 2016 and 2015, ILMI paid certain expenses for and on behalf of the Company of $8,992 and $23,850 respectively, which were accounted for as amounts due to parent and are due on demand. As of March 31, 2016 and December 31, 2015, the outstanding amounts due to parent were $154,658 and $145,666, respectively.

In addition, Social Quotient Inc., the company’s affiliate (sister corp.) paid $5,919 and $12,014 of expenses, respectively, for and in behalf of the Company, which were accounted for as paid in capital.

The Company licenses its technology platform from ILMI, under an Agreement which calls for an automatic 12 month renewal each year on October 1, and a monthly lease payment of $4,167. The company accrued $12,500 for platform lease expense for each of the quarters ended March 31, 2016 and 2015.

WB Capital, a related party with common principal ownership, provides Merger & Acquisition and project management services to the Company as a consultant. There is no written agreement governing the relationship. The Company accrued $2,500 a month for these services. Due to the Company’s lack of available cash, the amounts were not paid during either of the three months ended March 31, 2016 or March 31, 2015. Consequently the Company recorded an additional liability of $7,500 as of March 31, 2016 for a total of $37,500 as of the same date. The Company owed WB Capital $30,000 as of December 31, 2015.

Scott E. Lybbert, Acting CFO and Director, provides accounting and reporting services to the Company as a consultant. There is no written agreement governing the relationship. The Company paid Mr. Lybbert $6,915 for the three months ended March 31, 2015 and accrued $1,250 a month for these services during the three months ended March 31, 2016. Consequently, the company recorded an additional liability of $3,750 as of March 31, 2016 for a total of $10,000 as of the same date. The Company owed Mr. Lybbert $6,250 as of December 31, 2015.

NOTE 4: WEBSITE AND INTANGIBLE ASSETS

Since inception, most of the Company’s resources have been focused on creating its business model and related website. Certain costs incurred in development of our website were capitalized with a total of $86,486 allocated to our website development by December 31, 2015. The Company capitalized no cost ($0) for the three months ended March 31, 2016 or 2015. The Company began amortizing its capitalized website costs over a three year period, beginning January 1, 2015 since development had been completed. Amortization expense for the three months ended March 31, 2016 and 2015 was $7,207. Accumulated amortization as of March 31, 2016 was $36,036.

NOTE 5: EQUITY

Common stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,532,196 were outstanding as of March 31, 2016.

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

On February 11, March 7, and March 31, 2016 the Company sold 50,000, 60,034 and 47,500 shares of the Company’s common stock for $37,500, $45,025 and $35,625, or $.75 per share, respectively, to one existing and nine new shareholders.

The company also recognized $3,123 of deferred stock compensation during the three months ended March 31, 2016 to recognize one quarter of a four year stock compensation agreement calling for the payment of 100,000 shares, valued at the time of agreement (October 31, 2015) at $.50 a share, over a four year period. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

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

Net loss for the three months ended March 31, 2016 increased $25,336, or 55.2% over the $45,872 net loss for the three months ended March 31, 2015 due primarily to the following: a) an increase in Selling, general and administrative costs of $13,736 or 133.1% due mostly to  efforts to improve the look and content of the website, which led to increases in management and marketing related consulting costs of $8,923, or 100%,  and  business development costs of $5,000, or 100% and b) efforts to continuously improve the functionality of the website leading to  an increase in Website development and maintenance of $9,989, or 133.3% due mostly to an increase of $8,000, or 133.3%, of contracted development.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to raise additional capital during the next fiscal year. The Company has a relatively moderate amount of cash and had depended upon ILMI (its parent company) and Social Quotient (its sister company) for funding in the past. It is management’s intent to continue to have the Company break away from its dependencies and to be self-sufficient. The original strategy has met with some success, as the company did raise $118,150 during the three months ended March 31, 206 through the sale of 157,534 shares of its common stock.

The Company spent and capitalized $86,486 to its website through December 31, 2014, although no costs ($0) were capitalized in either of the three month periods ended March 31, 2016 or 2015, respectively.

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

We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of March 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness, and

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, the segregation of all conflicting duties has not always been possible or economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have sufficient segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Management will seek to provide sufficient resources toward the proper mitigation of these material control weaknesses.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company.  As of March 31, 2016 there were no claims asserted or threatened against the Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, March 7, and March 31, 2016 the Company sold 50,000, 60,034 and 47,500 shares of the Company’s common stock for $37,500, $45,025 and $35,625, or $.75 per share, respectively, to one existing and nine new shareholders.

ITEM 3 Defaults on Senior Securities

None; not applicable.

ITEM 4 Mine Safety Disclosures

None; not applicable.

ITEM 5 Other Information.

None.

ITEM 6 Exhibits

Exhibits

31.1

302 Certification

31.2

302 Certification

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32 .2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2016

                      MOMS ONLINE, INC.

                                (Registrant)

                      By /s/ Scott Emerson Lybbert

                           Scott Emerson Lybbert

                           Principal Financial Officer