Form 10-Q
period 2016-06-30
Moms Online, Inc.
filed 2016-08-15
CIK 1619174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: June 30, 2016

or

      .TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not applicable.

Outstanding Shares

At August 12, 2016 there were 4,632,446 shares of the Registrant's Common Stock.

MOMS ONLINE, INC.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

MOMS ONLINE, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 30,
	2016	2015

ASSETS
Current assets
Cash	$75,022	$2,984
Total current assets	75,022	2,984
Intangible assets
Moms Corner website	86,486	86,486
Less: Accumulated amortization	(43,243)	(28,829)
Total Intangible assets	43,243	57,657
Total Assets	$118,265	$60,641

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$5,786	$18,098
Due to related parties	66,675	36,250
Due to parent	166,870	145,666
Total Current Liabilities	239,331	200,014
Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 4,632,446 and 4,374,662 issued and outstanding	4,632	4,375
Additional paid-in capital	621,321	412,268
Accumulated deficit	(747,019)	(556,016)
Total Stockholders’ Deficit	(121,066)	(139,373)
Total Liabilities and Stockholders’ Deficit	$118,265	$60,641

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Operating Expenses
Selling, general and administrative	$53,559	$9,685	$68,689	$20,002
Website development and maintenance	25,802	1,151	43,284	8,644
Platform lease	12,500	12,500	25,000	25,000
Legal and professional	20,478	15,285	38,896	23,402
Amortization expense	7,207	7,207	14,414	14,414
Total operating expense	119,546	45,828	190,283	91,462

Operating loss	(119,546)	(45,828)	(190,283)	(91,462)

Other Expense
Interest expense	(249)	(388)	(720)	(626)
Total other expense	(249)	(388)	(720)	(626)

Net loss	$(119,795)	$(46,216)	$(191,003)	$(92,088)

Net loss per share – basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	4,538,670	4,270,995	4,486,960	4,269,476

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Cash Flows from Operating Activities:
Net loss	$(191,003)	$(92,088)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred stock compensation	7,494	-
Stock compensation	23,438	-
Expenses paid (on behalf of) by related party	(8,772)	15,706
Amortization expense	14,414	14,414
Changes in operating assets and liabilities:
Accounts payable	(12,312)	1,134
Due to related party	30,425	16,250
Net cash used in operating activities	(136,316)	(44,584)

Cash Flows from Financing activities:
Common stock sold for cash	187,150	5,000
Advances from related party	21,204	64,574
Net cash provided by financing activities	208,354	69,574

Net increase in cash and cash equivalents	72,038	24,990
Cash, beginning of period	2,984	99
Cash, end of period	$75,022	$25,089

Cash paid during the period for:
Income taxes	$-	$-
Interest	$249	$626

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements of Moms Online, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and six month period ended June 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2: GOING CONCERN AND CONTINGENCIES

Going Concern

As shown in the accompanying financial statements, we have incurred losses in each year since inception and have an accumulated deficit of $747,019 as of June 30, 2016. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The company did raise $187,150 during the six months ended June 30, 2016 through the sale of 226,534 shares of its common stock.

Repayment of investment from Sister Corp

There is an informal agreement between Social Quotient, Inc. (“SQI”), the company’s affiliate (sister corp.) and the Company that calls for the company to give recognition to SQI for the equity contributed to the company “from inception to the future date in which the company might be engaged in a merger or change in control”. Such an event is only reasonably possible and not probable. Therefore, no amounts have been reclassified as liabilities to date. The amount of consideration contingently due from the company was $95,224 and $93,710 as of June 30, 2016 and 2015, respectively. This contingent liability amount can be satisfied in cash (minimum), or currently $.02 per share; debt; or equity conversion in the event of a merger or transaction in which there is a change in Control.

NOTE 3: RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

All directors of the company are related parties. IceLounge Media, Inc. “ILMI” funded 100% of the development of the Momscorner.com website prior to December 30, 2013. ILMI spun off the website to the Company. All amounts due to related parties were converted to stock in 2013 by prior agreement. The stock fair value was determined to be $0.5168 per share, based on the fair values of the website and the anticipated public filing.

During the Six months ended June 30, 2016 and 2015, ILMI paid certain expenses for and on behalf of the Company of $21,204 and $64,574 respectively, which were accounted for as amounts due to parent and are due on demand. As of June 30, 2016 and December 31, 2015, the outstanding amounts due to parent were $166,870 and $145,666, respectively.

In addition, Social Quotient Inc. paid $6,228 and $15,706 of expenses, respectively, for and in behalf of the Company, for the six months ended June 30, 216 and 2016, respectively—which were accounted for as paid in capital. Also, the Company re-paid SQI $15,000 and $0, during the six months ended June 30 2016 and 2016, respectively, which was accounted for as a reduction of Paid in capital.

The Company licenses its technology platform from ILMI, under an Agreement which calls for an automatic 12 month renewal each year on October 1, and a monthly lease payment of $4,167. The company accrued $25,000 for platform lease expense for each of the six month periods ended June 30, 2016 and 2015.

WB Capital, a related party with common principal ownership, provides Merger & Acquisition and project management services to the Company as a consultant. There is no written agreement governing the relationship. The Company accrued $2,500 a month for these services. Due to the Company’s lack of available cash, the amounts were not paid during either of the Six months ended June 30, 2016 or June 30, 2015. Consequently the Company recorded an additional liability of $15,000 as of June 30, 2016 for a total of $45,000 as of the same date. The Company owed WB Capital $30,000 as of December 30, 2015.

Scott E. Lybbert, Acting CFO and Director, provides accounting and reporting services to the Company as a consultant. There is no written agreement governing the relationship. The Company paid Mr. Lybbert $0 and $6,250 for the Six months ended June 30, 2016 and 2015, respectively. Mr. Lybbert hired support staff to ensure a more proper segregation of duties. Consequently, in addition to accruing $1,250 a month (for six months), an additional $375 (for three months), has been accrued for these services. Consequently, the company recorded an additional liability of $8,625 as of June 30, 2016 for a total of $14,875 as of the same date. The Company owed Mr. Lybbert $6,250 as of December 30, 2015.

The company pays a financial services consultant, who began working for the company at the end of the first quarter of 2016. The company has accrued invoices from this consultant in the amount of $6,800 for the six months ended June 30, 2016. Since these invoices remain unpaid at the date of this report, the company owes him $6,800 as of June 30, 2016.

NOTE 4: WEBSITE AND INTANGIBLE ASSETS

Since inception, most of the Company’s resources have been focused on creating its business model and related website. Certain costs incurred in development of our website were capitalized with a total of $86,486 allocated to our website development by December 31, 2014. The Company capitalized no cost ($0) for the Six months ended June 30, 2016 or 2015. The Company began amortizing its capitalized website costs over a three year period, beginning January 1, 2015 since development had been completed. Amortization expense for the Six months ended June 30, 2016 and 2015 was $14,414. Accumulated amortization as of June 30, 2016 was $43,243.

NOTE 5: EQUITY

Common stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,632,446 were outstanding as of June 30, 2016.

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

During the six months ended June 30, 2016 the company sold 226,534 shares of the Company’s common stock for $187,150 at prices ranging from $.75 - $1.00 per share, respectively, to one existing and 16 new shareholders.

The company also recognized $6,246 of deferred stock compensation during the Six months ended June 30, 2016 to recognize two quarters of a four year stock compensation agreement calling for the payment of 100,000 shares, valued at the time of agreement (October 30, 2015) at $.50 a share, over a four year period to a consultant. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital. The company also recognized $1,248 of deferred stock compensation during the Six months ended June 30, 2016 to recognize one month of a two year stock compensation agreement calling for the payment of 40,000 shares, valued at the stated price and stock value at the time of agreement (June 1, 2016) at $.75 a share, over a two year period to a second consultant/shareholder. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

The company recognized a one-time expense of $23,437 for the issuance of 31,250 shares to M. Kevin Ghim, the company’s President, for services rendered.

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

Net loss for the three months ended June 30, 2016 increased $73,579, or 159% over the $46,216 net loss for the three months ended June 30, 2015 due primarily to the following: a) an increase in Selling, general and administrative costs of $44,324 or 480% due mostly to efforts to improve the look and content of the website, which led to increases in strategic planning, content management and temporary labor of $11,800, or 100%; marketing related consulting and printing costs of $16,448, or 100% and a one-time management expense through stock compensation of $23,437, or 100% and b) efforts to continuously improve the technical functionality of the website leading to an increase in Website development and maintenance of $24,641, or 2142%.

Net loss for the six months ended June 30, 2016 increased $98,915, or 107 % over the $92,088 net loss for the six months ended June 30, 2015 due primarily to the following: a) an increase in Selling, general and administrative costs of $70,333 or 3521% due mostly to efforts to improve the look and content of the website, which led to increases in strategic planning, content management and temporary labor of $13,676, or 100%; marketing related consulting and printing costs of $25,371, or 100% and a one-time management expense through stock compensation of $23,437, or 100% and b) efforts to continuously improve the technical functionality of the website leading to an increase in Website development and maintenance of $41,240, or 2017%.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to raise additional capital during the next fiscal year. The Company has a relatively moderate amount of cash and had depended upon ILMI (its parent company) and Social Quotient (its sister company) for funding in the past. It is management’s intent to continue to have the Company break away from its dependencies and to be self-sufficient. The original strategy has met with some success, as the company did raise $187,150 during the Six months ended June 30, 2016 through the sale of 226,534 shares of its common stock. The company is raising capital at a higher rate than it is using cash in operations.

The Company spent and capitalized $86,486 to its website through December 30, 2014, although no costs ($0) were capitalized in either of the Six month periods ended June 30, 2016 or 2015, respectively.

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

We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of June 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness, and

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, the segregation of all conflicting duties has not always been possible or economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have sufficient segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Management will seek to provide sufficient resources toward the proper mitigation of these material control weaknesses.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of June 30, 2016 there were no claims asserted or threatened against the Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2016 the company sold 226,534 shares of the Company’s common stock for $187,150 at prices ranging from $.75 - $1.00 per share, respectively, to one existing and 16 new shareholders.

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

Date: August 12, 2016

 MOMS ONLINE, INC.

          (Registrant)

 By /s/ Scott Emerson Lybbert

 Scott Emerson Lybbert

 Principal Financial Officer