Form 10-K
period 2016-12-31
Moms Online, Inc.
filed 2017-03-29
CIK 1619174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended: December 31, 2016

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

(310)819-9637
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

Yes      . No  X .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes  X .  No      . (2) Yes  X .  No      .

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

Aggregate Market Value of Non-Voting Common Stock Held by Non-Affiliates

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter. Although the Company’s common stock is listed under the symbol MOMC for trading, to date, the shares have not traded consistently. The only trades or bid information reflects a price of $.05 resulting in $82,140 in market value for non-affiliate shares.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 29, 2017 the Registrant had 4,760,674 shares of common stock outstanding.

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

BUSINESS OF MOMS ONLINE, INC.

Business

Moms Online’s principal products and services will be associated with its website, visitors and subscriber base. Moms Online’s focus is on its websites momscorner.com and iamproudofmykids.com. The focus of the momscorner site is aimed at providing information, forums and social networking for moms. Revenue generation will come from several channels including advertising, data research, and e-commerce. Advertising is the initial and core revenue channel, which includes display adverting, sweepstakes, contests, and premium integrated sponsorships.

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

Scarymommy.com: http://www.scarymommy.com

5MinutesForMom.com: http://www.5minutesformom.com

LifetimeMoms.com: http://www.lifetimemoms.com

MomsWhoThink.com: http://www.momswhothink.com

NickMom.com: http://www.nickmom.com

In 2016, we launched www.iamproudofmykids.com. This was to not only re-vitalize the customer base, but to also expand the reach into those interested in kids health, education, parenthood, technology, parenting tips, and other topics. In doing so, iamproudofmykids included fathers, grandparents, uncles, aunts, teachers, and of course mothers. The site puts out inspirational quotes, recipes, and videos from all its social media accounts. The Facebook page has 168,000 followers.

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

Research and Product Development

The Company spent $-0- on research and development in each of the years ended December 31, 2016 and 2015.

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

ITEM 3 Legal Proceedings.

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2016 there were no claims asserted or threatened against the Company.

ITEM 4 Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5 Market for Registrant’s Common Equity, Related stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common shares at the date of this report have not traded publically even though it is a public company. The Company’s shares are available on the OTC PINK Marketplace under the symbol MOMC. The bid and ask price since the Company began trading has been $0.05.

During the year ended December 31, 2016, the company issued 367,533 shares of common stock for cash of $328,150, and 161,250 shares of common stock for services, valued at 153,438 (included in the shares issued for services were 31,250 shares issued to the Company’s President, Kevin Ghim, valued at $23,438). During the year ended December 31, 2015 the company issued 108,667 shares to 3 existing shareholders and 4 new shareholders for $81,500, or $.75 per share.

The company also recognized $12,492 of deferred stock compensation during the year ended December 31, 2016 to recognize one year of a four year stock compensation agreement calling for the payment of 100,000 shares, valued at the time of agreement (October 30, 2015) at $.50 a share, over a four year period to a consultant. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital. The company also recognized $8,750 of deferred stock compensation during the year ended December 31, 2016 to recognize seven months of a two year stock compensation agreement calling for the payment of 40,000 shares, valued at the stated price and stock value at the time of agreement (June 1, 2016) at $.75 a share, over a two year period to a second consultant/shareholder. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

Shareholders

As of December 31, 2016, the Company had 69 holders of record of its Common Stock.

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

None

Description of Securities

Common Stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,755,673 were outstanding as of December 31, 2016.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the year ended December 31, 2016 the Company sold 367,534 shares of its common stock for $328,150. There were two different capital raises, 157,534 shares of its common stock for $118,150, or $.75 per share, to 1 existing shareholders and to 9 new shareholders. The Company later sold 210,000 shares of its common stock for $210,000, or $1 per share, to 3 existing shareholders and to 15 new shareholders. During the year ended December 31, 2015 the Company sold 108,667 shares of its common stock for $81,500, or $.75 per share, to 3 existing shareholders and to 4 new shareholders.

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

Management's Discussion and Analysis:

Management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective, and identified two material weaknesses. See further discussion at ITEM 9(A), below.

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

RESULTS OF OPERATIONS

2016 VERSUS 2015

In the year ended December 31, 2016 net loss increased $232,021 or 99.7% over the net loss for the year ended December 31, 2015 of $232,623. The most notable change in operating expenses was the increase in SG&A expense, which increased $232,949 over the prior year, or 115.4%.

Interest expense decreased $928 or 50.2% for the year ended December 31, 2016 over the previous year amount of $1,849 due to decreased amounts borrowed.

Liquidity and Capital Resources:

At its current level of operations, the Company will need to raise additional capital during the next fiscal year. The Company has a nominal amount of cash. The Company did sell $328,150 of common stock during the year ended December 31, 2016 and would need to continue to sell stock in order meet its needs for the year ended December 31, 2017. In their opinion dated March 29, 2017, our independent auditors expressed a going concern opinion.

CURRENT PLAN OF OPERATIONS

The Company plans to sell stock to raise sufficient capital to begin marketing the website, grow its user base and website traffic in order to begin generating revenues. In addition, the Management is evaluating several business combinations that they believe will increase shareholder value. Additional personnel will be added and managed as they become affordable.

Management encourages its shareholders to communicate directly with the Company for its typical investor relations, including address changes and for general corporate information by calling, emailing, or writing to the Company at its administrative offices.

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

ITEM 8 FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Moms Online, Inc.

We have audited the accompanying balance sheets of Moms Online, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 29, 2017

MOMS ONLINE, INC.
BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

Cash	$115,648	$2,984
Moms Corner website	86,486	86,486
Less: Accumulated amortization	(57,657)	(28,829)
Moms Corner website, net	28,829	57,657

TOTAL ASSETS	$144,477	$60,641

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,059	$18,098
Due to related parties	86,033	36,250
Due to parent	161,888	145,666
Total current liabilities	250,980	200,014

STOCKHOLDERS' (DEFICIT)
Common stock ($.001 par value) 75,000,000 shares authorized, 4,755,673 and 4,375,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	4,755	4,375
Additional paid-in capital	909,402	412,268
Accumulated deficit	(1,020,660)	(556,016)
Total Stockholders' (Deficit)	(106,503)	(139,373)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$144,477	$60,641

The accompanying notes are an integral part of these financial statements.

MOMS ONLINE, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015

OPERATING EXPENSES
Platform lease	$50,000	$50,000
Website maintenance	68,542	52,201
Legal and professional	27,715	46,080
Selling, general and administrative	288,637	53,664
Amortization expense	28,829	28,829
Total operating expenses	463,723	230,774

LOSS FROM OPERATIONS	(463,723)	(230,774)

OTHER INCOME AND (EXPENSE)
Interest expense	(921)	(1,849)
Total other income (expense)	(921)	(1,849)

NET LOSS	$(464,644)	$(232,623)

Basic and diluted loss per common share	$(0.10)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	4,621,552	4,291,162

The accompanying notes are an integral part of these financial statements.

MOMS ONLINE, INC.
STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2014	4,265,995	$4,266	$301,762	$(323,393)	$(17,365)

Expenses paid by related party	-	-	25,992	-	25,992
Proceeds from sales of common stock	108,667	109	81,391	-	81,500
Deferred stock compensation	-	-	3,123	-	3,123
Net loss	-	-	-	(232,623)	(232,623)

Balance, December 31, 2015	4,374,662	4,375	412,268	(556,016)	(139,373)

Proceeds from sales of common stock	367,534	367	327,783	-	328,150
Cancellation of stock	(147,773)	(148)	148	-	-
Deferred stock compensation	-	-	21,242	-	21,242
Stock issued for services	161,250	161	153,277	-	153,438
Expenses paid back to related party	-	-	(15,000)	-	(15,000)
Expenses paid by related party	-	-	9,685	-	9,685
Net loss	-	-	-	(464,644)	(464,644)

Balance, December 31, 2016	4,755,673	$4,755	$909,403	$(1,020,660)	$(106,502)

The accompanying notes are an integral part of these financial statements.

MOMS ONLINE, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015

Cash flows from operating activities:	$(464,644)	$(232,623)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred stock compensation	21,242	3,123
Stock compensation	153,438	-
Expenses paid by related party	9,685	25,992
Amortization expense	28,829	28,829
Changes in operating assets and liabilities:
Accounts payable	(15,041)	8,333
Due to related party	49,783	36,250
Net cash used in operating activities	(216,708)	(130,096)

Cash flows from financing activities:
Common stock sold for cash	328,150	81,500
Expenses paid back to related party	(15,000)	-
Advances from related party	16,222	51,481
Net cash provided by financing activities	329,372	132,981

Net increase in cash and cash equivalents	112,664	2,885
Cash, beginning of period	2,984	99
Cash, end of period	$115,648	$2,984

Cash paid during the year for:
Interest	$125	$-
Income taxes	$-	$-

Noncash Investing and Financing Activities:
Cancellation of stock	$148	$-

The accompanying notes are an integral part of these financial statements.

MOMS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

On September 25, 2014 the Company filed a Form 10. The Form 10 was approved by the SEC on January 23, 2015. The company received its symbol (“MOMC”) from FINRA on September 10, 2015. Even though the company is public, none of its shares have traded publicly as of the date of this filing.

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

Allowance for doubtful accounts

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. There were no receivables or allowance as of December 31, 2016 and 2015.

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

Since inception, most of our time has been focused on creating our business model and related website. Certain costs incurred in development of our website were capitalized with a total of $17,831 allocated to our website development in 2013. In 2014, the Company enhanced its website with mobile-enabled features and functionality. Consequently, $68,655 additional costs were capitalized to the website. No additional amounts were capitalized in the years ended December 31, 2016 or 2015. The capitalized website development costs are amortized over the estimated useful life of three years.

All long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs. There was no impairment recognized during 2016 or 2015.

Stock-Based Compensation

The Company accounts for the issuance of stock, stock options, stock warrants and other share based payment arrangements in accordance with the provisions of ASC 718-10. We measure compensation costs related to our share-based payment transactions at fair value on the grant date and recognize those costs in the financial statements over the vesting period during which the employee provides service in exchange for the grant. Stock based compensation to nonemployees is accounted for in accordance with ASC 505. The company recognized $21,242 and $3,123 deferred stock compensation costs during the years ended December 31, 2016 and 2015, respectively.

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

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, we have incurred losses in each year since inception and have a working capital deficit of $135,332 as of December 31, 2016. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Repayment of investment from Sister Corp

There is an informal agreement between Social Quotient, Inc. (“SQI”), the company’s affiliate (sister corp.) and the Company that calls for the company to give recognition to SQI for the equity contributed to the company “from inception to the future date in which the company might be engaged in a merger or change in control”. The amount of consideration contingently due from the company was $95,224 and $103,996 as of December 31, 2016 and 2015, respectively. This contingent liability amount can be satisfied in cash (minimum), or currently $.02 per share; debt; or equity conversion in the event of a merger or transaction in which there is a change in Control.

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

During the year ended December 31, 2016 ILMI paid certain net expenses for and on behalf of the Company of $16,222, bringing the total due to parent of $161,888 as of December 31, 2016, which is due on demand and bears no interest. During the year ended December 31, 2015 ILMI paid certain net expenses for and on behalf of the Company of $51,481 bringing the total due to parent of $145,666 as of December 31, 2015, which is due on demand and bears no interest. During the year ended December 31, 2014 ILMI paid certain expenses for and on behalf of the Company with an outstanding balance due of $94,185 as of December 31, 2014. In addition, Social Quotient Inc. the company’s affiliate (sister corp.) paid $25,992 of expenses for and in behalf of the Company. These amounts were accounted for as paid in capital.

In addition, Social Quotient Inc. the company’s affiliate (sister corp.) paid $9,685 and $25,992, of expenses for and in behalf of the Company for the years ended December 31, 2016 and 2015, respectively. These amounts were accounted for as paid in capital. Also, the Company re-paid SQI $15,000 and $0 for the years ended December 31, 2016 and 2015, respectively, which was accounted for as a reduction in paid-in capital.

On June 6, 2016 the Board of Directors of IMLI agreed to transfer from its own holdings of the company’s common stock, 25,000 shares to a company shareholder because he was the first to invest in all three of the IMLI family of companies.

The Company licenses its technology platform from ILMI, under an Agreement which calls for an automatic 12 month renewal each year on October 1, and a monthly lease payment of $4,167. The company accrued $50,000 for platform lease expense for each of the twelve month periods ended December 31, 2016 and 2015.

WB Capital, a related party with common principal ownership, provides Merger & Acquisition and project management services to the Company as a consultant. There is no written agreement governing the relationship. The Company accrued $2,500 a month for these services. Due to the Company’s lack of available cash, the amounts were not paid during either of the years ended December 31, 2016 or 2015. The Company owed WB Capital $60,000 and $30,000 as of December 31, 2016 and 2015, respectively.

Scott E. Lybbert, Acting CFO and Director, provides accounting and reporting services to the Company as a consultant. There is no written agreement governing the relationship. The Company paid Mr. Lybbert $2,250 and $8,458 for the years ended December 31, 2016 and 2015, respectively. Mr. Lybbert hired support staff to ensure a more proper segregation of duties. Consequently, in addition to accruing $1,250 a month (for twelve months), an additional $375 (for nine months), and $208 (for an intern) has been accrued for these services. Consequently, the company recorded an additional liability of $16,333 as of December 31, 2016 for a total of $22,583 as of the same date. The Company owed Mr. Lybbert $6,250 as of December 31, 2015. Subsequently, Mr. Lybbert passed away in February 2017.

The company pays a financial services consultant, who began working for the company at the end of the first quarter of 2016. The company has accrued invoices from this consultant in the amount of $13,200 for the year ended December 31, 2016, of which $9,750 have been paid, leaving a balance payable of $3,450 as of December 31, 2016.

NOTE 4: WEBSITE AND INTANGIBLE ASSETS

Since inception, most of the Company’s resources have been focused on creating its business model and related website. Certain costs incurred in development of our website were capitalized with a total of $17,831 allocated to our website development in 2013. In 2014, the Company enhanced its website with mobile-enabled features and functionality. Consequently, $68,655 additional costs were capitalized to the website in 2014. No additional amounts were capitalized in the years ended December 31, 2016 or 2015. The Company began amortizing its capitalized website costs of $86,486 on January 1, 2015, over its estimated useful life of three years. The Company recognized Amortization expense of $28,829 and $28,829, for the years ended December 31, 2016 and 2015, respectively.

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

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL Carryover	$267,900	$112,400
Related Party Accruals	96,700	70,900
Valuation Allowance	(364,600)	(183,300)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Book Loss	$181,000	$90,700
Change in Valuation Allowance	(181,000)	(90,700)
Provision for Income Taxes	$-	$-

At December 31, 2016, the Company had net operating loss carry-forwards of approximately $686,800 that may be offset against future taxable income from the year 2016 through 2036. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Common stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,755,673 were outstanding as of December 31, 2016.

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

During the year ended December 31, 2016, the company issued 367,534 shares of common stock for cash of $328,150, and 161,250 shares of common stock for services, valued at 153,438 (included in the shares issued for services were 31,250 shares issued to the Company’s President, Kevin Ghim, valued at $23,438). During the year ended December 31, 2015 the company issued 108,667 shares to 3 existing shareholders and 4 new shareholders for $81,500, or $.75 per share.

The company also recognized $12,492 of deferred stock compensation during the year ended December 31, 2016 to recognize one year of a four year stock compensation agreement calling for the payment of 100,000 shares, valued at the time of agreement (October 30, 2015) at $.50 a share, over a four year period to a consultant. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital. The company also recognized $8,750 of deferred stock compensation during the year ended December 31, 2016 to recognize seven months of a two year stock compensation agreement calling for the payment of 40,000 shares, valued at the stated price and stock value at the time of agreement (June 1, 2016) at $.75 a share, over a two year period to a second consultant/shareholder. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

NOTE 7: COMMITMENTS

The Company licenses its technology platform from IceLounge Media for $50,000 per year under an initial five year license agreement, which began on October 1, 2010, and was amended on January 1, 2014 for price and service increases. The initial 5 year term expired on October 1, 2015. The Lease calls for automatic 12 month renewals on the anniversary date. As of December 31, 2016 the Company is committed to nine month’s lease payments, or $37,500 for the remainder of the current lease term, expiring on October 1, 2017. If neither party terminates the lease by July 1, 2017, the Lease will automatically renew again and the Company will be obligated for an additional 12 months. The Company expects to renew the lease.

Note 8: SUBSEQUENT EVENTS

On February 14, 2017, the Company issued 5,000 restricted shares to a third party contractor, for services.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T): CONTROLS AND PROCEDURES

Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on the effectiveness of our internal control over financial reporting. The Company’s external auditors were not engaged to examine management's assertion about the effectiveness of internal control over financial reporting as of December 31, 2016 and, accordingly, they did not express an opinion thereon.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff:

We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ended December 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness, and

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, the segregation of all conflicting duties has not always been possible or economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have sufficient segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control. There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of the Company’s 2016 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff:

We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ended December 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness, and

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, the segregation of all conflicting duties has not always been possible or economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have sufficient segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Name	Age	Title	Date of Election or Designation
Calvin Wong	44	Chairman, Director	December 28, 2013
Kevin Ghim	44	President	December 28, 2013

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

The Company’s former CFO Scott E. Lybbert, passed away and the Company is currently looking for a new CFO.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of 1934, as amended, for the fiscal year ended December 31, 2016.

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

As of December 31, 2016, the Board members performing the function of the audit committee are Calvin Wong and Kevin Ghim. Scott Lybbert, the Company’s CFO was on the audit committee until his death.

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

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total Compen-sations ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Kevin	12/31/16	0	0	0	23,438	0	0	0	0	0
Ghim	12/31/15	0	0	0	0	0	0	0	0	0
President	12/31/14	0	0	750	0	0	0	0	0	0

Scott E.	12/31/16	0	0	15,000	0	0	0	0	0	0
Lybbert	12/31/15	0	0	15,000	0	0	0	0	0	0
CFO*	12/31/14	0	0	15,000	0	0	0	0	0	0

*Mr. Lybbert passed away following the end of 2016.

Other Items

There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2016 by any Named Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin Ghim, President	None	None	None	None	None	None	None	None	None
Scott E. Lybbert, CFO	None	None	None	None	None	None	None	None	None
James Kander; issued 10/1/15	None	None	100,000	None	None	81,250	$81,250	None	None

Outstanding Equity Awards At Fiscal Year-End

The company recognized $12,492 of deferred stock compensation during the year ended December 31, 2016 to recognize one year of a four year stock compensation agreement calling for the payment of 100,000 shares, valued at the time of agreement (October 30, 2015) at $.50 a share, over a four year period to a consultant. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital. The company also recognized $8,750 of deferred stock compensation during the year ended December 31, 2016 to recognize seven months of a two year stock compensation agreement calling for the payment of 40,000 shares, valued at the stated price and stock value at the time of agreement (June 1, 2016) at $.75 a share, over a two year period to a second consultant/shareholder. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2016 or 2015, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2016 and 2015, none of the named executives exercised any options to purchase shares of common stock.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2016 or 2015.

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

Report on Repricing of Options/SARs

During fiscal 2016 or 2015, we did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

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

No such interlocks existed or such decisions were made during fiscal year 2016 or 2015.

Option Plans

Moms Online has no option plans and no outstanding options.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth as of March 29, 2017 the name and the number of shares of Moms Online' Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Moms Online to own beneficially, more than 5% of the 4,760,674 issued and outstanding shares of Moms Online' Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock

Principal Shareholders
Ice Lounge Media, Inc.(1) 429 W Plumb Ln Reno, NV 89509	2,021,620	42.5%

Calvin Wong (1) 429 W Plumb Ln Reno, NV 89509	2,925,120	61.5%

Ed Wong (1) 429 W Plumb Ln Reno, NV 89509	2,492,870	52.42%

Officers and Directors
Calvin Wong	-----See Above-----
Kevin Ghim	130,000	2.7%

Director and executive officers of the Company (3 individuals)	3,055,370	64.18%

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

Control by Existing Stockholders

Current management has direct ownership of 23.04% of the issued and outstanding shares of common stock. Additionally, when combined with the ownership of Ice Lounge Media which controls over 42.5% of the issued and outstanding shares, the current management and companies they control would be deemed to beneficial control approximately 65.54% of the voting power in the Company. As a result, it is likely they will be able to control Moms Online and will most likely continue to be in a position to elect at least a majority of the Board of Directors of Moms Online, to dissolve, merge or sell the assets of Moms Online, and generally, to direct the affairs of Moms Online.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

During 2013, the Company was spun out of IceLounge Media, Inc. which maintained a 47.39% interests in the Company. IceLounge Media’s major shareholders are Calvin Wong and Ed Wong. Additionally, all of the officers of the Company have some ownership interest in IceLounge Media. In 2014, IceLounge Media paid platform lease expense for the Company in a total amount $25,000 and for development (mobile-enabled improvements) allocations of $47,759 and other expenses of $21,426. These borrowings bear no interest and are due on demand. As of December 31, 2016 and December 31, 2015, the balance was $161,888 and $ $145,666, respectively. If the Company is unable to raise sufficient capital to repay these loans, it could lose its favorable lease terms, which could have a negative impact upon the Company with the loss of the lease on it technology platform.

The Company licenses its technology platform from IceLounge Media for $50,000 per year under an initial five year license agreement, which began on October 1, 2010, and was amended on January 1, 2014 for price and service increases. The initial 5 year term expired on October 1, 2015. The Lease calls for automatic 12 month renewals on the anniversary date. As of December 31, 2016 the Company is committed to nine month’s lease payments, or $37,500 for the remainder of the current lease term, expiring on October 1, 2016. If neither party terminates the lease by July 1, 2016, the Lease will automatically renew again and the Company will be obligated for an additional 12 months. The Company expects to renew the lease. . The company accrued $50,000 for platform lease expense for each of the years ended December 31, 2016 and 2015

During 2014, the Company was also funded by Social Quotient, Inc. which was also spun off from IceLounge Media in 2013. Social Quotient provided to the Company $25,992 and $78,004 in the years ended December 31, 2015 and 2014, respectively. In addition, Social Quotient Inc. the company’s affiliate (sister corp.) paid $9,685 of expenses for and in behalf of the Company for the year ended December 31, 2016. These amounts were accounted for as paid in capital. Also, the Company re-paid SQI $15,000 for the year ended December 31, 2016, which was accounted for as a reduction in paid-in capital. IceLounge looked to spin off both Moms Online and Social Quotient based on the belief the two companies and their business would do better able to attract capital and employees if they were not under the umbrella of IceLounge. With IceLounge having to fund diverse operations and provide management and employee support for such operations, it became increasingly difficult to provide the focus the respective business needed as well as the ongoing funding. By completing the spin-off of the two businesses, IceLounge hoped the businesses would be able to attract capital freeing up IceLounge capital to focus on its ongoing operations as well as have these businesses attract employees that have expertise in their respective business focus. No additional consideration was received from the IceLounge shareholders by IceLounge or Social Quotient related to the spin-off. Additionally, all shareholders of IceLounge received a pro-rata proportion of shares of Social Quotient common stock. The distribution was based on the percentage of shares held in IceLounge with each shareholder receiving a pro-rata proportion based on their share ownership in IceLounge.

WB Capital, a related party with common principal ownership, provides Merger & Acquisition and project management services to the Company as a consultant. There is no written agreement governing the relationship. The Company accrued $5,000 a month for these services. Due to the Company’s lack of available cash, the amounts were not paid during the year, and consequently the Company recorded a liability of $60,000 as of December 31, 2016. Thirty thousand was payable as of December 31, 2015.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2016, and 2015:

Fee Category	2016	2015
Audit Fees	$21,000	$23,010
Audit-related Fees	-	-
Tax Fees
All Other Fees	-	-
Total Fees	$21,000	$23,010

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements. See our audited financial statements for the year ended December 31, 2016, contained in Part II, Item 8, above, which are incorporated by reference.

(a)(3) Exhibits: The following are filed as part of this Annual Report

Exhibit 31.1 Certification of Kevin Ghim as Chief Executive Officer, pursuant to section 302 of the Sarbanes-Oxley act of 2002.

Exhibit 32.2 Certification of Robert Schlegel, Principal Accounting Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMS ONLINE, INC.

Date:	March 29, 2017	By:	/s/Mingoo Kevin Ghim
Mingoo Kevin Ghim
Principal Executive Officer

Date:	March 29, 2017	By:	/s/Calvin Wong
Calvin Wong
Interim Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MOMS ONLINE, INC.

Date:	March 29, 2017	By:	/s/ Calvin Wong
Calvin Wong
Chairman