Form 10-Q
period 2017-03-31
Moms Online, Inc.
filed 2017-05-19
CIK 1619174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: March 31, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes  X . No      ..

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X ..No      .

The Company has no corporate Web site.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      ..No  X ...

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

At May 19, 2017 there were 4,760,673 shares of the Registrant's Common Stock.

MOMS ONLINE, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOMS ONLINE, INC.
BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(UNAUDITED)
ASSETS

Cash	$62,132	$115,648
Total current assets	62,132	115,648

Moms Corner website	86,486	86,486
Less: Accumulated amortization	(64,865)	(57,657)
Moms Corner website, net	21,621	28,829

TOTAL ASSETS	$83,753	$144,477

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$15,405	$3,059
Due to related parties	90,658	86,033
Due to parent	157,985	161,888
Total current liabilities	264,048	250,980

STOCKHOLDERS' (DEFICIT)
Common stock ($.001 par value) 75,000,000 shares authorized,
4,760,673 and 4,755,673 shares issued and outstanding at March 31, 2017
and December 31, 2016, respectively	4,760	4,755
Additional paid-in capital	928,147	909,402
Accumulated deficit	(1,113,202)	(1,020,660)
Total Stockholders' (Deficit)	(180,295)	(106,503)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$83,753	$144,477

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016

OPERATING EXPENSES
Platform lease	$12,500	$12,500
Website maintenance	20,805	17,482
Legal and professional	16,572	9,495
Selling, general and administrative	35,417	24,053
Amortization expense	7,207	7,207
Total operating expenses	92,501	70,737

LOSS FROM OPERATIONS	(92,501)	(70,737)

OTHER INCOME AND (EXPENSE)
Interest expense	(41)	(471)
Total other income (expense)	(41)	(471)

NET LOSS	$(92,542)	$(71,208)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	4,757,500	4,417,940

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(92,542)	$(71,208)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deferred stock compensation	13,750	3,123
Stock compensation	5,000	-
Expenses paid by related party	-	5,919
Amortization expense	7,207	7,207
Changes in operating assets and liabilities:
Accounts payable	12,347	(6,756)
Due to related party	4,625	11,250
Net cash used in operating activities	(49,613)	(50,465)

Cash flows from financing activities:
Common stock sold for cash	-	118,150
Expenses paid back to related party	(3,903)	-
Advances from related party	-	8,992
Net cash provided by financing activities	(3,903)	127,142

Net increase in cash and cash equivalents	(53,516)	76,677
Cash, beginning of period	115,648	2,984
Cash, end of period	$62,132	$79,661

Cash paid during the year for:
Interest	$-	$471
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements of Moms Online, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month periods ended March 31, 2017 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016.

NOTE 2: GOING CONCERN AND CONTINGENCIES

Going Concern

As shown in the accompanying financial statements, we have incurred losses in each year since inception and have a working capital deficit and an accumulated deficit of $1,113,202 as of March 31, 2017. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Repayment of investment from Sister Corp

There is an informal agreement between Social Quotient, Inc. (“SQI”), the company’s affiliate (sister corp.) and the Company that calls for the company to give recognition to SQI for the equity contributed to the company “from inception to the future date in which the company might be engaged in a merger or change in control”. The amount of consideration contingently due from the company was $95,224 at March 31, 2017 and December 31, 2016. This contingent liability amount can be satisfied in cash (minimum), or currently $.02 per share; debt; or equity conversion in the event of a merger or transaction in which there is a change in Control.

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

During the three months ended March 31, 2016, ILMI paid certain net expenses for and on behalf of the Company of $8,992, which were accounted for as amounts due to parent and are due on demand. During the three months ended March 31, 2017, the Company paid back $3,903.

In addition, Social Quotient Inc. paid $nil and $5,919 of expenses, respectively, for and in behalf of the Company, for the three months ended March 31, 2017 and 2016, respectively—which were accounted for as paid in capital.

On June 6, 2016 the Board of Directors of ILMI agreed to transfer from its own holdings of the company’s common stock, 25,000 shares to a company shareholder because he was the first to invest in all three of the ILMI family of companies.

The Company licenses its technology platform from ILMI, under an Agreement which calls for an automatic 12 month renewal each year on October 1, and a monthly lease payment of $4,167. The company accrued $12,500 for platform lease expense for each of the three month periods ended March 31, 2017 and 2016.

MOMS ONLINE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3: RELATED PARTY TRANSACTIONS AND RELATIONSHIPS (continued)

WB Capital, a related party with common principal ownership, provides Merger & Acquisition and project management services to the Company as a consultant. There is no written agreement governing the relationship. The Company accrued $2,500 a month for these services. Due to the Company’s lack of available cash, the amounts were not paid during either of the three months ended March 31, 2017 or March 31, 2016. The Company owed WB Capital $67,500 as of March 31, 2017.

Scott E. Lybbert, prior CFO, provided accounting and reporting services to the Company as a consultant. There was no written agreement governing the relationship. For the three months ended March 31, 2016, the Company accrued $3,750, for Lybbert’s services (no amounts were accrued for the three months ended March 31, 2017). During the three months ended March 31, 2017, the Company paid back $4,000. Mr. Lybbert passed away in February 2017. As of March 31, 2017, $19,708 was owed to Mr. Lybbert’s estate.

NOTE 4: WEBSITE AND INTANGIBLE ASSETS

Since inception, most of the Company’s resources have been focused on creating its business model and related website. Certain costs incurred in development of our website were capitalized with a total of $17,831 allocated to our website development in 2013. In 2014, the Company enhanced its website with mobile-enabled features and functionality. Consequently, $68,655 additional costs were capitalized to the website in 2014. No additional amounts have been capitalized since 2014. The Company began amortizing its capitalized website costs of $86,486 on January 1, 2015, over its estimated useful life of three years. The Company recognized amortization expense of $7,207 and $7,207, for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5: EQUITY

Common stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,760,673 were outstanding as of March 31, 2017.

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

During the three months ended March 31, 2017, the company recognized $6,250 of deferred stock compensation to recognize one quarter of a four year stock compensation agreement calling for the payment of 100,000 shares. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital. The company also recognized $5,000 of deferred stock compensation to recognize one quarter of a two year stock compensation agreement calling for the payment of 40,000 shares. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital. The company also recognized $2,500 of deferred stock compensation to recognize one quarter of a two year stock compensation agreement calling for the payment of 20,000 shares. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

On February 14, 2017, the Company issued 5,000 restricted shares to a third party contractor, for services. The Company recorded professional fees expense of $5,000 for these shares. The related agreement specifies 40,000 shares will be issued over a two year period, upon completion of certain milestones.

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

Net loss for the three months ended March 31, 2017 increased $21,334, or 30% over the $71,208 net loss for the three months ended March 31, 2016 due to an increase in selling, general and administrative costs of $11,364 or 47%. Legal and professional fees also increased by $7,077, or 75% due to the increased cost of being a public company.

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

We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of March 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of March 31, 2017, there were no claims asserted or threatened against the Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: May 19, 2017

MOMS ONLINE, INC.

(Registrant)

By /s/ Calvin Wong

Calvin Wong

Principal Financial Officer