Form 10-Q
period 2017-06-30
Moms Online, Inc.
filed 2017-08-14
CIK 1619174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: June 30, 2017

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file Number: 000-55286

MOMS ONLINE, INC.

(Exact name of registrant as specified in its Charter)

Nevada	46-3856798
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9350 Wilshire Boulevard, Suite 203

Beverly Hills, California 90212

(Address of Principal Executive Offices)

(310) 819-4637

(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

The Company has no corporate Web site.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

At August 8, 2017 there were 4,765,674 shares of the Registrant's Common Stock.

MOMS ONLINE, INC.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

MOMS ONLINE, INC.
BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$23,081	$115,648
Total current assets	23,081	115,648

Moms Corner website	86,486	86,486
Less: Accumulated amortization	(72,072)	(57,657)
Moms Corner website, net	14,414	28,829

TOTAL ASSETS	$37,495	$144,477

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$17,064	$3,059
Due to related parties	96,658	86,033
Due to parent	168,949	161,888
Total current liabilities	282,671	250,980

STOCKHOLDERS' (DEFICIT)
Common stock ($.001 par value) 75,000,000 shares authorized,
4,765,674 and 4,755,674 shares issued and outstanding at June 30, 2017
and December 31, 2016, respectively	4,765	4,755
Additional paid-in capital	946,892	909,402
Accumulated deficit	(1,196,833)	(1,020,660)
Total Stockholders' (Deficit)	(245,176)	(106,503)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$37,495	$144,477

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

OPERATING EXPENSES
Platform lease	$12,500	$12,500	$25,000	$25,000
Website maintenance	17,076	25,802	37,881	43,284
Legal and professional	18,904	20,478	35,476	38,896
Selling, general and administrative	27,872	53,559	63,289	68,689
Amortization expense	7,207	7,207	14,414	14,414
Total operating expenses	83,559	119,546	176,060	190,283

LOSS FROM OPERATIONS	(83,559)	(119,546)	(176,060)	(190,283)

OTHER (EXPENSE)
Interest expense	(72)	(249)	(113)	(720)
Total other (expense)	(72)	(249)	(113)	(720)

NET LOSS	$(83,631)	$(119,795)	$(176,173)	$(191,003)

Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	4,760,674	4,538,670	4,759,431	4,486,960

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:	(176,173)	(191,003)
Net loss
Adjustments to reconcile net loss to net cash
used in operating activities:
Deferred stock compensation	27,500	7,494
Stock compensation	10,000	23,438
Expenses paid (on behalf of) related party	-	(8,772)
Amortization expense	14,414	14,414
Changes in operating assets and liabilities:
Accounts payable	14,006	(12,312)
Due to related parties	10,625	30,425
Net cash used in operating activities	(99,628)	(136,316)

Cash flows from financing activities:
Common stock sold for cash	-	187,150
Expenses paid back to related party	7,061	-
Advances from related party	-	21,204
Net cash provided by financing activities	7,061	208,354

Net increase in cash and cash equivalents	(92,567)	72,038
Cash, beginning of period	115,648	2,984
Cash, end of period	$23,081	$75,022

Cash paid during the year for:
Interest	$-	$249
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements of Moms Online, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016.

NOTE 2: GOING CONCERN AND CONTINGENCIES

Going Concern

As shown in the accompanying financial statements, we have incurred losses in each year since inception and have a working capital deficit of $259,590, and an accumulated deficit of $1,196,833 as of June 30, 2017. These conditions raise substantial doubt as to our ability to continue as a going concern.

In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Repayment of investment from Sister Corp

There is an informal agreement between Social Quotient, Inc. (“SQI”), the company’s affiliate (sister corp.) and the Company that calls for the company to give recognition to SQI for the equity contributed to the company “from inception to the future date in which the company might be engaged in a merger or change in control”. The amount of consideration contingently due from the company was $95,224 at June 30, 2017 and December 31, 2016. This contingent liability amount can be satisfied in cash (minimum), or currently $.02 per share; debt; or equity conversion in the event of a merger or transaction in which there is a change in Control.

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

During the six months ended June 30, 2017, the Company paid back to ILMI, $7,061. During the six months ended June 30, 2016, ILMI paid certain net expenses for and on behalf of the Company of $21,204, which were accounted for as amounts due to parent and are due on demand. As of June 30, 2017 and December 31, 2016, the outstanding amounts due to parent were $168,949 and $161,888, respectively.

In addition, Social Quotient Inc. paid $0 and $6,228 of expenses, respectively, for and in behalf of the Company, for the six months ended June 30, 2017 and 2016, which were accounted for as paid in capital. The Company re-paid SQI $0 and $15,000, during the six months ended June 30, 2017 and 2016, respectively.

On June 6, 2016 the Board of Directors of IMLI agreed to transfer from its own holdings of the company’s common stock, 25,000 shares to a company shareholder because he was the first to invest in all three of the IMLI family of companies.

The Company licenses its technology platform from ILMI, under an Agreement which calls for an automatic 12 month renewal each year on October 1, and a monthly lease payment of $4,167. The company accrued $25,000 for platform lease expense for each of the six month periods ended June 30, 2017 and 2016.

WB Capital, a related party with common principal ownership, provides Merger & Acquisition and project management services to the Company as a consultant. There is no written agreement governing the relationship. The Company accrued $2,500 a month for these services. Due to the Company’s lack of available cash, the amounts were not paid during either of the six months ended June 30, 2017 or 2016. The Company owed WB Capital $75,000 as of June 30, 2017.

Scott E. Lybbert, prior CFO, provided accounting and reporting services to the Company as a consultant. There was no written agreement governing the relationship. For the six months ended June 30, 2016, the Company accrued $8,625, for Lybbert’s services (no amounts were accrued for the six months ended June 30, 2017). During the six months ended June 30, 2017, the Company paid back $5,500. Mr. Lybbert passed away in February 2017. As of June 30, 2017, $17,083 was owed to Mr. Lybbert’s estate.

The company paid a former financial consultant, who began working for the company at the end of the first quarter of 2016 and is appointed to the Board of Directors on May 26, 2017. The company had accrued invoices from this consultant in the amount of $13,200 for the year ended December 31, 2016, of which $9,750 has been paid, leaving a balance payable of $3,450 as of June 30, 2017.

NOTE 4: WEBSITE AND INTANGIBLE ASSETS

Since inception, most of the Company’s resources have been focused on creating its business model and related website. Certain costs incurred in development of our website were capitalized with a total of $17,831 allocated to our website development in 2013. In 2014, the Company enhanced its website with mobile-enabled features and functionality. Consequently, $68,655 additional costs were capitalized to the website in 2014. No additional amounts have been capitalized since 2014. The Company began amortizing its capitalized website costs of $86,486 on January 1, 2015, over its estimated useful life of three years. The Company recognized amortization expense of $14,414 and $14,414, for the six months ended June 30, 2017 and 2016, respectively.

NOTE 5: EQUITY

Common stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,765,674 were outstanding as of June 30, 2017.

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

During the six months ended June 30, 2017, the company recognized $12,500 of deferred stock compensation to recognize two quarters of a four year stock compensation agreement calling for the payment of 100,000 shares. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital. The company also recognized $10,000 of deferred stock compensation to recognize two quarters of a two year stock compensation agreement calling for the payment of 40,000 shares. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital. The company also recognized $5,000 of deferred stock compensation to recognize two quarters of a two year stock compensation agreement calling for the payment of 20,000 shares. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

As of June, 2017, the Company issued an aggregate of 10, 000 restricted shares to a third party contractor, for services. The Company recorded professional fees expense of $10,000 for these shares. The related agreement specifies 40,000 shares will be issued over a two year period, upon completion of certain milestones.

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

Net loss for the three months ended June 30, 2017 decreased $36,164, or 30% over the $119,795 net loss for the three months ended Jun 30, 2016 due primarily to a decrease in selling, general and administrative costs of $25,687 or 48%.

Net loss for the six months ended June 30, 2017 decreased $14,830, or 8% over the $191,003 net loss for the six months ended Jun 30, 2016 due primarily to a decrease in selling, general and administrative costs of $5,400 or 8%.

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

We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of June 30, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of June 30, 2017, there were no claims asserted or threatened against the Company.

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

Date: August 10, 2017

MOMS ONLINE, INC.

(Registrant)

By /s/ Calvin Wong

Principal Financial Officer