Form 10-Q
period 2017-09-30
Moms Online, Inc.
filed 2017-11-14
CIK 1619174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended: September 30, 2017

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file Number: 000-55286

MOMS ONLINE, INC.

(Exact name of registrant as specified in its Charter)

Nevada	46-3856798
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9350 Wilshire #203

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

Large accelerated filer	[ ]	Non-accelerated filer	[ ]
Accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

At November 14, 2017 there were 4,770,674 shares of the Registrant's Common Stock.

MOMS ONLINE, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOMS ONLINE, INC.
BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$6,802	$115,648
Total current assets	6,802	115,648

Moms Corner website	86,486	86,486
Less: Accumulated amortization	(79,278)	(57,657)
Moms Corner website, net	7,208	28,829

TOTAL ASSETS	$14,010	$144,477

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$37,899	$3,059
Due to related parties	100,358	86,033
Due to parent	181,449	161,888
Total current liabilities	319,706	250,980

STOCKHOLDERS' (DEFICIT)
Common stock ($.001 par value) 75,000,000 shares authorized,
4,770,674 and 4,755,674 shares issued and outstanding at September 30, 2017
and December 31, 2016, respectively	4,770	4,755
Additional paid-in capital	965,637	909,402
Accumulated deficit	(1,276,103)	(1,020,660)
Total Stockholders' (Deficit)	(305,696)	(106,503)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$14,010	$144,477

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

OPERATING EXPENSES
Platform lease	$12,500	$12,500	$37,500	$37,500
Website maintenance	19,741	9,303	57,622	52,587
Legal and professional	28,934	8,619	98,898	26,769
Selling, general and administrative	10,674	42,673	39,473	132,108
Amortization expense	7,207	7,207	21,621	21,622
Total operating expenses	79,056	80,302	255,114	270,586

LOSS FROM OPERATIONS	(79,056)	(80,302)	(255,114)	(270,586)

OTHER (EXPENSE)
Interest expense	(215)	(125)	(329)	(845)
Total other (expense)	(215)	(125)	(329)	(845)

NET LOSS	$(79,271)	$(80,427)	$(255,443)	$(271,431)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	4,760,674	4,741,413	4,759,431	4,486,960

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	(255,443)	(271,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred stock compensation	41,250	14,368
Stock compensation	15,000	23,438
Net expenses paid by related party	-	(8,772)
Amortization expense	21,621	21,621
Changes in operating assets and liabilities:
Accounts payable	34,840	(12,276)
Due to related parties	33,886	41,608
Net cash used in operating activities	(108,846)	(191,444)

Cash flows from financing activities:
Common stock sold for cash	-	328,150
Advances from related party	-	13,665
Net cash provided by financing activities	-	341,815

Net increase in cash and cash equivalents	(108,846)	150,371
Cash, beginning of period	115,648	2,984
Cash, end of period	$6,802	$153,355

Cash paid during the year for:
Interest	$-	$125
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

MOMS ONLINE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The unaudited interim financial statements of Moms Online, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016.

NOTE 2: GOING CONCERN AND CONTINGENCIES

Going Concern

As shown in the accompanying financial statements, we have incurred losses in each year since inception and have a working capital deficit of $312,904, and an accumulated deficit of $1,276,103 as of September 30, 2017. These conditions raise substantial doubt as to our ability to continue as a going concern.

In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Repayment of investment from Sister Corp

There is an informal agreement between Social Quotient, Inc. (“SQI”), the company’s affiliate (sister corp.) and the Company that calls for the company to give recognition to SQI for the equity contributed to the company “from inception to the future date in which the company might be engaged in a merger or change in control”. The amount of consideration contingently due from the company was $95,224 at September 30, 2017 and December 31, 2016. This contingent liability amount can be satisfied in cash (minimum), or currently $.02 per share; debt; or equity conversion in the event of a merger or transaction in which there is a change in Control.

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

During the nine months ended September 30, 2017, the Company recognized $37,500 in platform lease expense due to ILMI and paid back $17,939. During the nine months ended September 30, 2016, ILMI paid net expenses on behalf of the Company of $13,665, respectively. As of September 30, 2017 and December 31, 2016, the outstanding amounts due to parent were $181,449 and $161,888, respectively.

In addition, Social Quotient Inc. paid $0 and $6,228 of expenses, respectively, for and in behalf of the Company, for the nine months ended September 30, 2017 and 2016, which were accounted for as paid in capital. The Company re-paid SQI $0 and $15,000, during the nine months ended September 30, 2017 and 2016, respectively.

On June 6, 2016 the Board of Directors of IMLI agreed to transfer from its own holdings of the company’s common stock, 25,000 shares to a company shareholder because he was the first to invest in all three of the IMLI family of companies.

The Company licenses its technology platform from ILMI, under an Agreement which calls for an automatic 12 month renewal each year on October 1, and a monthly lease payment of $4,167. The company accrued $37,500 for platform lease expense for each of the nine month periods ended September 30, 2017 and 2016.

WB Capital, a related party with common principal ownership, provides Merger & Acquisition and project management services to the Company as a consultant. There is no written agreement governing the relationship. The Company accrued $2,500 a month for these services. Due to the Company’s lack of available cash, the amounts were not paid during either of the nine months ended September 30, 2017 or 2016. The Company owed WB Capital $82,500 as of September 30, 2017.

Scott E. Lybbert, prior CFO, provided accounting and reporting services to the Company as a consultant. There was no written agreement governing the relationship. For the nine months ended September 30, 2016, the Company accrued $12,708, for Lybbert’s services (no amounts were accrued for the nine months ended September 30, 2017). During the nine months ended September 30, 2017, the Company paid back $5,850. Mr. Lybbert passed away in February 2017. As of September 30, 2017, $17,858 was owed to Mr. Lybbert’s estate.

The company paid a former financial consultant, who began working for the company at the end of the first quarter of 2016 and is appointed to the Board of Directors on May 26, 2017. The company had accrued invoices from this consultant in the amount of $13,200 for the year ended December 31, 2016, of which all $13,200 has been paid back.

NOTE 4: WEBSITE AND INTANGIBLE ASSETS

Since inception, most of the Company’s resources have been focused on creating its business model and related website. Certain costs incurred in development of our website were capitalized with a total of $17,831 allocated to our website development in 2013. In 2014, the Company enhanced its website with mobile-enabled features and functionality. Consequently, $68,655 additional costs were capitalized to the website in 2014. No additional amounts have been capitalized since 2014. The Company began amortizing its capitalized website costs of $86,486 on January 1, 2015, over its estimated useful life of three years. The Company recognized amortization expense of $21,621 and $21,621, for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 5: EQUITY

Common stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,770,674 were outstanding as of September 30, 2017.

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

During the nine months ended September 30, 2017, the company recognized $18,750 of deferred stock compensation to recognize three quarters of a four year stock compensation agreement calling for the payment of 100,000 shares. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital. The company also recognized $15,000 of deferred stock compensation to recognize three quarters of a two year stock compensation agreement calling for the payment of 40,000 shares. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital. The company also recognized $7,500 of deferred stock compensation to recognize three quarters of a two year stock compensation agreement calling for the payment of 20,000 shares. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

As of September 30, 2017, the Company issued an aggregate of 15,000 restricted shares to a third party contractor, for services. The Company recorded professional fees expense of $15,000 for these shares. The related agreement specifies 40,000 shares will be issued over a two year period, upon completion of certain milestones.

On August 1, 2017, the Company agreed to issue 100,000 shares of common stock to a third party contractor, with a vesting period of 2 years. 25% of the shares will vest 6 months from the date of the agreement, and the remaining 75% will vest in equal quarterly installments over the remaining 18 months, as long as the contractor provides continuous service.

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

Net loss for the three months ended September 30, 2017 decreased $1,156, or 1.4% from the $80,427 net loss for the three months ended September 30, 2016 due primarily to a decrease in selling, general and administrative costs of $31,999, or 75.0%, partially offset by an increase in legal and professional fees of $20,315, or 235.7%.

Net loss for the nine months ended September 30, 2017 decreased $15,988, or 5.9% from the $271,431 net loss for the nine months ended September 30, 2016 due primarily to a decrease in selling, general and administrative costs of $92,635, or 70.1%, partially offset by an increase in legal and professional fees of $72,129, or 269.4%.

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

We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of September 30, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of September 30, 2017, there were no claims asserted or threatened against the Company.

ITEM 1A. Risk Factors

This item is not required of smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults on Senior Securities

None; not applicable.

ITEM 4. Mine Safety Disclosures

None; not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibits

31.1	302 Certification

31.2	302 Certification

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2017

MOMS ONLINE, INC.

(Registrant)

By /s/ Calvin Wong

Calvin Wong

Principal Financial Officer