Form 10-K
period 2017-12-31
Moms Online, Inc.
filed 2018-04-02
CIK 1619174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-55286

MOMS ONLINE, INC.
(Exact Name of registrant as specified in its Charter)

Nevada	46-3856798
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9350 Wilshire Boulevard #203
Beverly Hills, CA 90212
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

Yes [   ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [   ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [   ] (2) Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filed	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

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

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Not applicable.

Outstanding Shares

As of March 30, 2018 the Registrant had 33,001,374 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

ITEM 1 BUSINESS

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

Change In Control Of Registrant

On March 12, 2018, Moms Online entered into a Share Exchange Agreement (the “Exchange Agreement”) with certain stockholders (the “BH Stockholders”) of Blockhold Capital, Inc., a Wyoming company (“BlockHold”).  Pursuant to the Agreement, the BH Stockholders agreed to exchange all of the capital stock of BlockHold (the “BlockHold Shares”) for shares of the common stock of the Company (the “Company Shares”) representing approximately 85% of the outstanding shares of the Company on a fully diluted basis after giving effect to the issuance of the Company Shares (the “Share Exchange”).  This transaction represents a shift in our business strategy and focus and is further discussed in the Management’s Discussion and Analysis and Risk Factors sections.

As a result of the Share Exchange, the BlockHold Stockholders have acquired 28,000,000 shares which represents approximately 85% of the outstanding shares of the Company after giving effect to such issuances.

BUSINESS OF MOMS ONLINE, INC.

Business

Moms Online’s principal products and services have, to date, been associated with its website, visitors and subscriber base. Growth in this area has not met our expectations and we believe that it is in the best interests of our shareholders to adjust the direction of our focus.  While we intend to continue to serve our Moms Online demographic we intend to expand our demographic to include additional social media influencer communities, and to expand into the fintech and adtech sectors utilizing the expertise of the newly acquired BlockHold team.

Since inception our revenue objectives have focused on several channels including advertising, data research, and e-commerce. Advertising is the initial and core revenue channel, which includes display advertising, sweepstakes, contests, and premium integrated sponsorships. Moms Online will continue to operate its online social networking business and hopes to generate revenue from these sites while raising funds and investing in new alternatives – particularly those related to social influencer communities, fintech, adtech, and blockchain technology.  In the first quarter of 2018 we identified such an opportunity in BlockHold Capital, as described above, and our strategy is outlined in Management’s Discussion and Analysis.

Our business model, to date, has been focused on the development of web sites providing a destination site for moms as they seek information, forums or other outlets to gather information for everything from purchases, school choices, beauty advice, career advice or any other concern where the member would want independent advice or outside verification. Management believes moms tend to research items and interact on social media at a high percentage rate and would be interested in a site devoted to answering questions they encounter on a daily basis. With these perceived characteristics, management developed a web site that sought to meet these needs. These features allow interaction or forums among visitors. Management believes, if they could create a site that was compelling for a target niche marketplace, this site would be able to generate revenue from multiple sources such as advertising and online product sales. Despite the recent change in management and new product aspirations, we continue to see value in the concept of targeted social media demographics and social media influencer communities.

Company Background

Principal products or services and their markets

The Company developed the Momscorner.com website and released its beta version on October 1, 2011 and released the live version on February 1, 2012. During 2014, the Company enhanced the website by making it mobile-enabled and not just web-enabled.

We named our website “momscorner” to emphasize that the site is about mothers’ communicating with each other in a community setting. The site is less about our contributed content or thoughts than those of the individual users’ shareable experience and knowledge. Although we will provide content, articles, blogs and products, the ultimate success relies on the user experience through their interaction with others. The momscorner.com platform has historically included the following features and functionality:

•Member profiles – each member may fill out an extensive list of profile questions. Profiles include both demographic and psychographic questions.

•Quick answer questions – poll and multiple choice based questions with the ability to attach photos and videos

•Long answer questions – long format text-based questions that require in-depth answers with the ability to attach photos and videos

•Voting – members will be able to vote “up” answers that they deem to be good or vote “down” on an answer that they deem to be irrelevant. This moves “up” good answers and helps establish “experts” within each category.

•Comments – members can reply to answers to promote their expertise in a subject and promote openness.

•Categories – MomsCorner.com will have categories that moms can follow and create questions within the categories.

•Gamification – points will be awarded by participating, either by asking questions, answering questions or voting upon answers.

•Community – members may follow other members that they trust.

•Messaging – members interact with one another through public comments or private, one-on-one messaging.

Momscorner Technology

The momscorner.com platform was engineered on a LAMP platform. Also using Ruby on Rails Framework, AngularJS, and nginx for certain components. The Storage engine is built with Postgres, MongoDB, Redis, and AWS S3. The code base was authored with proprietary methodologies (including mobile phone technologies) and is owned by our former parent, Ice Lounge Media, and was licensed to us.

Momscorner.com Social Influencer Strategy

Going forward, we intent to simplify and refocus the MomsCorner.com website to aggregate the social media influencer communities that we operate across various social media platforms such as Facebook, Instagram, Twitter, and others.

Marketing and Distribution methods

The website marketing is focused toward moms and their interests, and developing social communities around these interests. By creating an interactive website with demographic specific content and communities, we hope to encourage this demographic to actively engage with the advertising delivered through our platforms and communities.

Revenue sources

The MomsCorner revenues are expected to come from online advertising, sponsorship and market research.

Other sources of website-related revenue are expected to come from data mining and market research. Mothers tend to share with other mothers and to seek collaboration.

We anticipate that the projects currently being developed by BlockHold, once complete, will have potential to generate significant revenue for our Company

Competitive business conditions

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

Scarymommy.com: http://www.scarymommy.com

5MinutesForMom.com: http://www.5minutesformom.com

LifetimeMoms.com: http://www.lifetimemoms.com

MomsWhoThink.com: http://www.momswhothink.com

NickMom.com: http://www.nickmom.com

In 2016, we launched www.iamproudofmykids.com. This was to not only re-vitalize the customer base, but to also expand the reach into those interested in kids health, education, parenthood, technology, parenting tips, and other topics. In doing so, iamproudofmykids included fathers, grandparents, uncles, aunts, teachers, and of course mothers. The site puts out inspirational quotes, recipes, and videos from all its social media accounts. The Facebook page has 164,000 followers.  As the company expands its focus on social media influencer communities, we anticipate continued development of similar communities catering to additional niche demographics.  In 2017, we set forth the upcoming stages of our technology builds and user growth through existing and future websites/apps. We evaluated the merits of adding Artificial Intelligence (AI) through a Natural Language Processor (NLP) that will enable our users to quickly ask a question and have an immediate “expert” answer in reply. We also evaluated several blockchain components to implement into our Company. We built an informational site, www.altcurrencyexpert.com as means to educate and connect those interested in blockchain technology and cryptocurrency. Given the strong interest in blockchain technology from the general population at large, we see this segment as one possible area where our Company can develop additional social interest groups and communities.  The Company has evaluated several business combinations that may help increase shareholder value.

Fintech opportunities

With the recent BlockHold transaction Moms Online will seek to create new products, create strategic alliances and identify appropriate partner or merger and acquisition opportunities that will enable the Company to effectively compete in the competitive fintech space. We believe that our experience in social networking and technology development will prove vital as we expand into blockchain and related fields.  We envision the new direction to be accretive to our existing core business.

Employees

With the March 12, 2018 acquisition of BlockHold, key shareholders and management of the Company comprise a highly experienced team with backgrounds in technology, finance, and law, who bring together highly specialized skill sets in software development, artificial intelligence, financial technology, marketing technology, banking, venture capital, investment banking, marketing, entrepreneurship, and legal and financial compliance. The new management of the Company is as set forth in Item 5.02 below.

Changes to the Board of Directors and Executive Officers.

Following the March 12, 2018 acquisition of BlockHold, in accordance with the 14f-1 statement sent to Company shareholders, Kevin Ghim will resign as President, Mr. Ashley Sawdaye will be appointed President, Treasurer, and a member of the Board of Directors, Mr. Richard Magrann-Wells will be appointed General Counsel and Chairman, and Calvin Wong will be appointed Secretary and will remain as a member of the Board of Directors but will no longer serve as its Chairman, and Bob Schlegel will continue to serve as a member of the Board of Directors. The change in management as described above will take effect on April 4, 2018.

Background of Incoming Directors and Officers

Mr. Ashley Sawdaye

Mr. Sawdaye is the President of BlockHold Capital bringing two decades of experience in advertising and marketing technology and, more currently, financial and blockchain technologies.  He also oversees the BlockHold global business development team.  He has also presented on topics pertaining to strategy, innovation, design and technology at conferences and events around the world.

Mr. Sawdaye joined BlockHold Capital after spending the past two years as the SVP, of Strategy for Clout.com, a data driven fintech company which specializes in cash rewards through their proprietary artificial intelligence (AI).  He was responsible for providing outside companies an outlet to utilize the Clout AI in order to identify their most valuable customers.  Using his advertising background, Mr. Sawdaye built distribution channels for Clout’s data and helped position the company as an industry leader.  He also advised the company on how best to utilize blockchain technology as it pertains to their overall business as well as a potential initial coin offering (ICO).

Prior to Clout, Mr. Sawdaye was CEO of Galaxy Consulting, a technology company which provided cutting edge software solutions for clientele operating in highly regulated industries with extremely stringent security and compliance requirements, with a particular focus on healthcare and financial industries.  It was here that Ashley first became interested in the blockchain technology advising the practices and institutions on how to build the architecture for their data and medical records so that doctors can easily share a “key” which would allow them to view patient records while remaining HIPAA compliant. Mr. Sawdaye also worked for Rendia (previously Eyemaginations) as the West Coast Director of Business Development helping grow their presence and was responsible for over $2M of bookable annual sales while structuring partnerships with large scale vendors. He also presented to numerous consortiums and nationwide groups on the importance of patient education.

Mr. Sawdaye was the sixth employee of Advertising.com, an online ad network that was subsequently sold to AOL/TimeWarner for $435M on June 24, 2004.  After exiting from Advertising.com Mr. Sawdaye became the Strategic Business Development Manager for all online entities at L’Oreal in Paris, FR, where he facilitated a partnership with Microsoft to digitally migrate all L’Oreal brands onto the Microsoft .NET platform while educating the brand managers on the importance and effectiveness of online advertising.

In his spare time Mr. Sawdaye enjoys being active and staying healthy.  Mr. Sawdaye is a fluent speaker of French and is also conversational in both Spanish and Italian.  He graduated from the University of Maryland, College Park with a B.S. in international business and was an M.B.A. candidate at INSEAD in Fountainbleu, FR.

Richard Magrann-Wells

Richard Magrann-Wells is a lawyer with considerable experience in investment banking and knowledgeable in fintech and digital currencies.

In addition to serving as Chief Counsel for BlockHold Capital, Richard is the President and founder of NeoFin, a legal and consulting firm specializing in the fintech industry. Prior to assuming these roles, he served as Executive Vice President of the Financial Institutions Group for Willis Towers Watson, one of the leading global risk advisors. Before entering risk advisory, Richard had a successful 25-year investment banking career. He has managed sales, trading and structuring teams for Citibank, Wells Fargo and Merrill Lynch.

He previously held senior positions focusing on such areas as risk management, foreign exchange, syndicated loans, capital structuring and emerging markets. A regular contributor to financial publications, Richard writes about financial technology, blockchain, and the future of finance.

He was instrumental in one of the first cryptocurrency-related insurance products dating back to 2013 – helping create a crime policy for bitcoin cold storage vaults using captive vehicles.  In addition, he has been an active investor in various digital currencies on numerous platforms as well as a passive investor in one of the earliest cryptocurrency hedge funds.  During his banking career he spent over twelve years advising Fortune 500 corporations on foreign exchange risks and executing complex cross border foreign exchange transactions and five years as the head of a successful syndicated lending division at Citibank Tokyo.

Richard completed his Master of Laws (LLM) degree in Banking and Financial Law at Boston University Law School. He holds an MBA in Finance from New York University’s Stern School of Business, and an undergraduate degree in political science from the University of Southern California, Los Angeles. He received his law degree from UC Hastings College of the Law, San Francisco and has been a member of the California Bar since 1986.  He has earned his Certified Anti-Money Laundering Certification and held FINRA Series 7 & 63 licenses.

Management will continue to be based out of Los Angeles.

Prior to the acquisition the Company had no employees. Two of the Company’s executive officers, worked part time as consultants. The Company relied on consultants working on a contract basis for programming and website enhancements. The Company is not a party to any collective bargaining agreements.

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

Research and Product Development

The Company spent $-0- on research and development in each of the years ended December 31, 2017 and 2016.

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

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become key factors that adversely affect our business. If any of the following risks occurs, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our stock could decline, and you could lose part or all your investment.

Risks Related to Our Business and Industry

Without raising additional capital the company may not be able to continue its operations.

Our auditors have noted that the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. With new management and adjusted strategy, Management believes we can raise the capital necessary, but investors should recognize that raising capital is never certain and without the additional funds necessary to implement our new strategy the company may, in fact, not remain viable.

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products, our revenue, financial results, and business may be significantly harmed.

There are many factors that could negatively affect user retention, growth, and engagement, including if:

•our competitors mimic our products and therefore harm our user engagement;

•there are changes in user sentiment about the quality or usefulness of our existing products; and

•we are unable to continue to develop products that work with a variety of mobile operating systems

Any decrease to user retention, growth, or engagement could render our products less attractive to users, advertisers, or partners, and would seriously harm our business.

Reduction in spending by marketers, could seriously harm our business.

The social media business is highly competitive. Competition presents an ongoing threat to the success of our business.

We face significant competition in every aspect of our business, including from companies that provide tools to facilitate communication and the sharing of information, companies that enable marketers to display advertising and companies that provide development platforms for applications developers.

Our financial results will fluctuate from quarter to quarter and are difficult to predict.

If we are unable to protect our intellectual property, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.

Payment transactions may subject us to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm our business.

As the company considers expanding into fintech related solutions we need to be cognizant of the risks associated with additional regulatory scrutiny that accompanies financial transactions.

Because we store personal information, we are subject to complex and evolving federal and state laws and regulations regarding privacy and data protection. Many of these laws and regulations could result in increased cost of operations and declines in user engagement, which could seriously harm our business.

Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement.

Risks Related to Ownership of Our Common Stock

Our Common Stock is not actively traded, which may deprive stockholders of the full value of their shares.

Our Common Stock is approved for quotation on the Pink Sheets. However, as mentioned, the stock is not actively traded. This lack of trading may prevent our stockholders from selling shares as they may desire.

Certain SEC and FINRA rules requiring additional disclosures by broker-dealers for “penny stocks” may make the shares less liquid.

Regulators require broker-dealers consider the suitability of a stock for their customer and, in the case of penny stocks, requires additional disclosures. This burden may make secondary sale of shares listed on the pink sheets, like ours, more difficult than more actively-traded, higher-priced shares.

Our Common Stock ownership is highly concentrated.

Our company has a concentration of stock ownership and control, which may have the effect of delaying, preventing or deterring a change of control. This, in turn, may impact the price of the shares.

We never have paid cash dividends on our Common Stock, and we do not intend to do so in the foreseeable future.

We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our Common Stock.

Additional Risks Related to Our Newly Acquired Business

The market may not adopt blockchain technology fast enough to make our strategy practical.

It is difficult to know how fast an innovative technology will be accepted by the market.  While we believe that there is ample opportunity for profit in the short-term, a delay in adoption by the market could result in slow or limited growth for our business.

Blockchain, or distributed ledger technology, may be circumvented by some other technology.

It is impossible to discount the possibility that some replacement technology will come along and negate the need for blockchain development.  Even better technologies are sometimes displaced by lesser technologies because of convenience or even random events.

The development of blockchain technology could be adversely impacted by regulatory uncertainty.

Financial regulators are still developing regulations to manage the risk associated with blockchain-related finance and cryptocurrency. While we believe that such clarity will be good for the market and aid our business we cannot ignore the possibility that stringent regulation could have a chilling effect on the entire blockchain industry.

Accounting and privacy rules related to blockchain transaction can be extremely complex.

We recognize that managing the accounting and strict privacy rules related to data can be challenging.  Blockchain related enterprises may face more risks as they are using new technology and accounting and cyber experts are less familiar with the associated exposures and risk mitigation.

We might not be successful at integrating the new fintech business.

We expect to continue pursuing strategic and targeted acquisitions and joint ventures to enhance or add to our offerings of services and solutions. Depending on the opportunities available, we may increase the amount of capital invested in such opportunities. We may not successfully identify suitable investment opportunities. We might fail to realize the expected benefits or strategic objectives of any acquisition, investment or joint venture we undertake.

Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

We cannot be sure that our services and solutions, including, for example, our software solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future.

Our results of operations and share price could be adversely affected if we are unable to maintain effective internal controls.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. As we develop business around financial technology we may become particularly susceptible to such risks. Internal control over financial reporting might not prevent or detect all misstatements or fraud.

ITEM 2 PROPERTIES.

We currently do not have any properties and rent space from another party for $100 per month on a month to month lease at 9350 Wilshire Boulevard, Suite #203 in Beverly Hills, California 90210.

ITEM 3 LEGAL PROCEEDINGS.

In the normal course of business, there may be various legal actions and proceedings pending which seek damages against the Company. As of December 31, 2017 there were no claims asserted or threatened against the Company.

ITEM 4 MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT€ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common shares at the date of this report have not traded publicly even though it is a public company. The Company’s shares are available on the OTC PINK Marketplace under the symbol MOMC. The bid and ask price since the Company began trading has been $0.05.

During the year ended December 31, 2017, the Company issued 20,000 shares of stock for services to its accounting personnel, valued at $1 per share. During the year ended December 31, 2016, the company issued 367,533 shares of common stock for cash of $328,150, and 161,250 shares of common stock for services, valued at $153,438 (included in the shares issued for services were 31,250 shares issued to the Company’s President, Kevin Ghim, valued at $23,438).

The company also recognized $25,000 of deferred stock compensation during the year ended December 31, 2017 to recognize one year of a four-year stock compensation agreement calling for the payment of 100,000 shares, valued at each reporting date until completion of services ($1 a share at December 31, 2017), over a four-year period to a consultant. These shares have not been issued yet due to a yet unfulfilled vesting clause and are accounted for as a deferred compensation component of paid in capital.

The company also recognized $20,000 of deferred stock compensation during the year ended December 31, 2017 to recognize one year of a two-year stock compensation agreement calling for the payment of 40,000 shares, valued at each reporting date until completion of services ($1 a share at December 31, 2017), over a two year period to a second consultant/shareholder. These shares have not been issued due to a yet unfulfilled vesting clause and are accounted for as a deferred compensation component of paid in capital.

The company also recognized $10,000 of deferred stock compensation during the year ended December 31, 2017 to recognize one year of a two year stock compensation agreement calling for the payment of 20,000 shares, valued at each reporting date until completion of services ($1 a share at December 31, 2017), over a two year period to a consultant/shareholder.

Subsequent Events

On March 12th, 2018, the Company exchanged 28,000,000 shares which represents approximately 85% of the outstanding shares of Moms Online, Inc. and acquired all the outstanding shares of BlockHold Capital, Inc.

Shareholders

As of December 31, 2017, the Company had 70 holders of record of its Common Stock.

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

None

Description of Securities

Common Stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,775,674 were outstanding as of December 31, 2017.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the year ended December 31, 2017, the Company issued 0 shares of stock for cash. During the year ended December 31, 2016 the Company sold 367,534 shares of its common stock for $328,150. There were two different capital raises, 157,534 shares of its common stock for $118,150, or $.75 per share, to 1 existing shareholders and to 9 new shareholders. The Company later sold 210,000 shares of its common stock for $210,000, or $1 per share, to 3 existing shareholders and to 15 new shareholders.

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

ITEM 6 SELECTED FINANCIAL DATA.

Not required for smaller reporting issuers.

ITEM 7 MANAGEMENT€ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Management's Discussion and Analysis:

Management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective, and identified two material weaknesses. See further discussion at ITEM 9(A), below.

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

RESULTS OF OPERATIONS

2017 VERSUS 2016

In the year ended December 31, 2017 net loss decreased $145,709 or 31.4% over the net loss for the year ended December 31, 2016 of $464,644. The most notable change was the decrease in SG&A expense of $167,087, or 57.9%. This decrease was offset by an increase in legal and professional fees of $24,538, or 88.5%.

LIQUIDITY AND CAPITAL RESOURCES

At its current level of operations, the Company will need to raise additional capital during the next fiscal year. The Company has a nominal amount of cash. The Company will need to continue to sell stock in order meet its needs for the year ended December 31, 2018. In their opinion dated March 30, 2018, our independent auditors expressed a going concern opinion.

SUBSEQUENT EVENTS, AND FINANCIAL STATEMENTS OF BUSINESS ACQUIRED.

Because BlockHold was incorporated just prior to the acquisition a full audit was not required prior to the execution of the Purchase Agreement of the company’s shares.  Audited financial statements of BlockHold consisting of balance sheets as of March 31, 2018 and the related statements of operations, stockholders’ equity and cash flows for the quarter ended March 31, 2018 together with Pro Forma Combined Financial Statements consisting of unaudited pro forma combined balance sheet as of March 31, 2018, unaudited pro forma combined statement of operations for the quarter ended March 31, 2018 and unaudited combined statement of operations for the quarter ended March 31, 2018, will be filed pursuant to an amendment to this Current Report on Form 8-K.

As of March 5th, 2018, prior to the share exchange, BlockHold had available cash of $150,100, all of which is committed to be spent for website and software development services with an affiliated third party consulting company.  These funds are committed to be used to complete development of the BlockHold website and to complete the initial phase of development of an additional website -- both of which will become wholly owned by our Company as a result of the BlockHold acquisition.  As of March 31, 2018, $50,000 of these funds had been spent, and BlockHold had available cash of $100,100.  As of the date of the share exchange, BlockHold had an outstanding liability in the form of an unsecured interest bearing note in the principal amount of $150,000 with Interest at 6% per annum due to Sporos Capital, Inc., BlockHold’s largest shareholder.  As of the date of the Exchange Agreement, the Company reached a general understanding with Sporos Capital, Inc. that the interest and principal payable under the note will be forgiven in exchange for payment of 300,000 shares of MOMC common stock upon Company’s receipt of additional equity financing.  As of the date of the Exchange Agreement, BlockHold did not have any other outstanding liabilities.

CURRENT PLAN OF OPERATIONS

The Company plans to sell stock to raise sufficient capital to continue to develop its social media influencer strategy and to expand its fintech strategy under BlockHold.  Additional funds may be needed to grow the Company’s clientele in order to begin generating revenues. Management is evaluating several business combinations that they believe will increase shareholder value. Additional personnel will be added when financially viable.

Management encourages its shareholders to communicate directly with the Company for its typical investor relations, including address changes and for general corporate information by calling, emailing, or writing to the Company at its administrative offices.

EXPANSION STRATEGY

As online technologies continue to evolve and expand into new frontiers, we saw an opportunity to expand our team and certain aspects of our business through the acquisition of BlockHold.  By combining our Company’s existing social media resources and established influencer communities with BlockHold’s proficiency in adtech, fintech, blockchain, and technology development we anticipate that the synergies and combined resources of BlockHold and the Company will lead to enhanced revenue opportunities.

Management is currently in the process of analyzing the competitive landscape and shifting regulatory environment to determine precisely which fintech strategy we should pursue.  We believe it is critical to be cautious and not fall afoul of any of the new compliance rules impacting these new fields of finance.  Once we have completed our analysis management and the board will review the strategic proposals.  While we seek to grow our business organically when possible, developing a successful fintech enterprise may entail acquiring, joint venturing, or partnering with various providers in this space.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8 FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Moms Online, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Moms Online, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2014.

Houston, Texas

April 2, 2018

MOMS ONLINE, INC.
BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash	$5,886	$115,648
Total current assets	5,886	115,648

Moms Corner website	86,486	86,486
Less: Accumulated amortization	(86,486)	(57,657)
Moms Corner website, net	-	28,829

TOTAL ASSETS	$5,886	$144,477

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$50,032	$3,059
Due to related parties	107,343	86,033
Deposit from investor	5,000	-
Due to parent	193,949	161,888
Total current liabilities	356,324	250,980

STOCKHOLDERS' (DEFICIT)
Common stock ($.001 par value) 75,000,000 shares authorized, 4,775,674 and 4,755,674 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively

	4,775	4,755
Additional paid-in capital	984,382	909,402
Accumulated deficit	(1,339,595)	(1,020,660)
Total Stockholders' (Deficit)	(350,438)	(106,503)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$5,886	$144,477

The accompanying notes are an integral part of these financial statements.

MOMS ONLINE, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2017	2016

OPERATING EXPENSES
Platform lease	$50,000	$50,000
Website maintenance	65,504	68,542
Legal and professional	52,253	27,715
Selling, general and administrative	121,550	288,637
Amortization expense	28,829	28,829
Total operating expenses	318,136	463,723

LOSS FROM OPERATIONS	(318,136)	(463,723)

OTHER (EXPENSE)
Interest expense	(799)	(921)
Total other (expense)	(799)	(921)

NET LOSS	$(318,935)	$(464,644)

Basic and diluted loss per common share	$(0.07)	$(0.10)

Weighted average number of common shares outstanding – basic and diluted	4,763,181	4,621,552

The accompanying notes are an integral part of these financial statements.

MOMS ONLINE, INC.
STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional		Total
	Common stock		paid-in-	Accumulated	Stockholders'
	Shares	Amount	capital	Deficit	(Deficit)

Balance, December 31, 2015	4,374,663	$ 4,375	$ 412,268	$ (556,016)	$ (139,373)

Proceeds from sales of common stock	367,534	367	327,783	-	328,150
Cancellation of stock	(147,773)	(148)	148	-	-
Deferred stock compensation	-	-	21,242	-	21,242
Stock issued for services	161,250	161	153,276	-	153,437
Expenses paid back to related party	-	-	(15,000)	-	(15,000)
Expenses paid by related party	-	-	9,685	-	9,685
Net loss	-	-	-	(464,644)	(464,644)
Balance, December 31, 2016	4,755,674	4,755	909,402	(1,020,660)	(106,503)

Deferred stock compensation	-	-	55,000	-	55,000
Stock issued for services	20,000	20	19,980	-	20,000
Net loss	-	-	-	(318,935)	(318,935)
Balance, December 31, 2017	4,775,674	$ 4,775	$ 984,382	$ (1,339,595)	$ (350,438)

The accompanying notes are an integral part of these financial statements.

MOMS ONLINE, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2017	2016

Cash flows from operating activities:
Net loss	(318,935)	(464,644)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deferred stock compensation	55,000	21,242
Stock compensation	20,000	153,437
Net expenses paid by related party	-	9,685
Amortization expense	28,829	28,829
Changes in operating assets and liabilities:
Accounts payable	46,973	(15,040)
Due to related parties	53,371	49,783
Net cash used in operating activities	(114,762)	(216,708)

Cash flows from financing activities:
Common stock sold for cash	-	328,150
Investor deposit	5,000	-
Expenses repaid to related party	-	(15,000)
Advances from related party	-	16,222
Net cash provided by financing activities	5,000	329,372

Net increase in cash and cash equivalents	(109,762)	112,664
Cash, beginning of period	115,648	2,984
Cash, end of period	$5,886	$115,648

Cash paid during the year for:
Interest	$-	$125
Income taxes	$-	$-

Noncash Investing and Financing Transactions:
Cancellation of common stock	$-	$148

The accompanying notes are an integral part of these financial statements.

MOMS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Fair Value of Financial Instruments

The carrying values of our financial instruments, including cash, notes receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurement” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

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

Revenue Recognition

The Company will recognizes revenues and the related costs, in accordance with ASC 606, when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue or customer deposits. The company accrues for sales returns, bad debts, and other allowances based on its historical experience.

MOMS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for doubtful accounts

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. There were no receivables or allowance as of December 31, 2017 and 2016.

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

Since inception, most of our time has been focused on creating our business model and related website. Certain costs incurred in development of our website were capitalized with a total of $17,831 allocated to our website development in 2013. In 2014, the Company enhanced its website with mobile-enabled features and functionality. Consequently, $68,655 additional costs were capitalized to the website. No additional amounts were capitalized in the years ended December 31, 2017 or 2016. The capitalized website development costs are amortized over the estimated useful life of three years.

All long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Any impairment in value is recognized as an expense in the period when the impairment occurs. There was no impairment recognized during 2017 or 2016.

Stock-Based Compensation

The Company accounts for the issuance of stock, stock options, stock warrants and other share based payment arrangements in accordance with the provisions of ASC 718-10. We measure compensation costs related to our share-based payment transactions at fair value on the grant date and recognize those costs in the financial statements over the vesting period during which the employee provides service in exchange for the grant. Stock based compensation to nonemployees is accounted for in accordance with ASC 505. The company recognized an aggregate of $75,000 and $174,679 of stock compensation and deferred stock compensation costs during the years ended December 31, 2017 and 2016, respectively.

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

MOMS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, we have incurred losses in each year since inception and have a working capital deficit of $350,438 as of December 31, 2017. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Repayment of investment from Sister Corp

There is an informal agreement between Social Quotient, Inc. (“SQI”), the company’s affiliate (sister corp.) and the Company that calls for the company to give recognition to SQI for the equity contributed to the company “from inception to the future date in which the company might be engaged in a merger or change in control”. The amount of consideration contingently due from the company was $95,224 and $95,224 as of December 31, 2017 and 2016, respectively. This contingent liability amount can be satisfied in cash (minimum), or currently $.02 per share; debt; or equity conversion in the event of a merger or transaction in which there is a change in Control.

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

During the year ended December 31, 2017, the Company recognized $50,000 in platform lease expense due to ILMI and paid back $17,939, making the total due to parent $193,949 as of December 31, 2017. During the year ended December 31, 2016 ILMI paid certain net expenses for and on behalf of the Company of $16,222, bringing the total due to parent of $161,888 as of December 31, 2016. The amount is due on demand and bears no interest.

In addition, Social Quotient Inc. the company’s affiliate (sister corp.) paid $0 and $9,685, of expenses for and on behalf of the Company for the years ended December 31, 2017 and 2016, respectively. These amounts were accounted for as paid in capital.

During 2017 and 2016, the Company paid Social Quotient Inc. $9,000 and $0 for consulting services, respectively.

MOMS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 3: RELATED PARTY TRANSACTIONS AND RELATIONSHIPS: (continued)

On June 6, 2016 the Board of Directors of ILMI agreed to transfer from its own holdings of the company’s common stock, 25,000 shares to a company shareholder because he was the first to invest in all three of the ILMI family of companies.

The Company licenses its technology platform from ILMI, under an Agreement which calls for an automatic 12 month renewal each year on October 1, and a monthly lease payment of $4,167. The company accrued $50,000 for platform lease expense for each of the twelve month periods ended December 31, 2017 and 2016, respectively.

WB Capital, a related party with common principal ownership, provides Merger & Acquisition and project management services to the Company as a consultant. There is no written agreement governing the relationship. The Company accrued $2,500 a month for these services. Due to the Company’s lack of available cash, the amounts were not paid during either of the years ended December 31, 2017 or 2016. The Company owed WB Capital $90,000 and $60,000, as of December 31, 2017 and 2016, respectively.

Scott E. Lybbert, prior CFO, provided accounting and reporting services to the Company as a consultant. There was no written agreement governing the relationship. For the year ended December 31, 2016, the Company accrued $16,333, for Lybbert’s services (no amounts were accrued for the year ended December 31, 2017). The Company paid back Mr. Lybbert $4,800 and $2,250 during the years ended December 31, 2017 and 2016, respectively. Mr. Lybbert passed away in February 2017. As of December 31, 2017, $16,658 was owed to Mr. Lybbert’s estate.

The Company paid a former financial consultant, currently a director, who began working for the company at the end of the first quarter of 2016. The company had accrued invoices from this consultant in the amount of $13,200 for the year ended December 31, 2016, of which all $13,200 has been paid back.

NOTE 4: WEBSITE AND INTANGIBLE ASSETS

Since inception, most of the Company’s resources have been focused on creating its business model and related website. Certain costs incurred in development of our website were capitalized with a total of $17,831 allocated to our website development in 2013. In 2014, the Company enhanced its website with mobile-enabled features and functionality. Consequently, $68,655 additional costs were capitalized to the website in 2014. No additional amounts were capitalized in the years ended December 31, 2017 or 2016. The Company began amortizing its capitalized website costs of $86,486 on January 1, 2015, over its estimated useful life of three years. The Company recognized amortization expense of $28,829 and $28,829, for the years ended December 31, 2017 and 2016, respectively.

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

Net deferred tax assets consist of the following components as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
NOL Carryover	$199,996	$144,254
Related Party Accruals	63,272	52,069
Valuation Allowance	(263,268)	(196,323)
Net deferred tax asset	$-	$-

MOMS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 5: PROVISION FOR INCOME TAXES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 21% to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016
Book Loss	$66,976	$97,575
Change in Valuation Allowance	(66,976)	(97,575)
Provision for Income Taxes	$-	$-

At December 31, 2017, the Company had net operating loss carry-forwards of approximately $952,364 that may be offset against future taxable income from the year 2017 through 2037. No tax benefit has been reported in the December 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the passage of the “Tax Cuts and Jobs Act” on December 20, 2017 the rate of the U.S. Federal Income Tax has been retroactively dropped from 39% to 21%, which is a flat percentage tax rate.

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

Common stock

The authorized capital stock of the Company consists of 75,000,000 shares of Common stock, par value $.001 per share, of which 4,775,674 were outstanding as of December 31, 2017.

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

During the year ended December 31, 2017, the Company issued an aggregate of 20,000 restricted shares to a third party contractor, for services. The Company recorded professional fees expense of $20,000 for these shares. The related agreement specifies 40,000 shares will be issued over a two year period, upon completion of certain milestones. During the year ended December 31, 2016, the company issued 367,534 shares of common stock for cash of $328,150, and 161,250 shares of common stock for services, valued at $153,438 (included in the shares issued for services were 31,250 shares issued to the Company’s President, Kevin Ghim, valued at $23,438).

MOMS ONLINE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 6: EQUITY (continued)

The company also recognized $25,000 of deferred stock compensation during the year ended December 31, 2017 to recognize one year of a four year stock compensation agreement calling for the payment of 100,000 shares, valued at each reporting date until completion of services ($1 per share at December 31, 2017), over a four year period to a consultant. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

The company also recognized $20,000 of deferred stock compensation during the year ended December 31, 2017 to recognize one year of a two year stock compensation agreement calling for the payment of 40,000 shares, valued at each reporting date until completion of services ($1 per share at December 31, 2017), over a two year period to a second consultant/shareholder. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

The company also recognized $10,000 of deferred stock compensation during the year ended December 31, 2017 to recognize one year of a two year stock compensation agreement calling for the payment of 20,000 shares, valued at each reporting date until completion of services ($1 per share at December 31, 2017), over a two year period to a consultant/shareholder.

The company also recognized $12,492 of deferred stock compensation during the year ended December 31, 2016 to recognize one year of a four year stock compensation agreement calling for the payment of 100,000 shares, valued at each reporting date until completion of services ($1 per share at December 31, 2017), over a four year period to a consultant. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

The company also recognized $8,750 of deferred stock compensation during the year ended December 31, 2016 to recognize seven months of a two year stock compensation agreement calling for the payment of 40,000 shares, valued at each reporting date until completion of services ($1 per share at December 31, 2017), over a two year period to a second consultant/shareholder. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

The Company entered into a consulting agreement with a third party on August 1, 2017 whereby the Company would pay this consultant an hourly rate, plus 100,000 common shares. The shares were to begin vesting six months from the start date (August 1, 2017). On December 23, 2017, the Company issued a termination letter to this consultant. Therefore, no equity issuances were recorded and no cost was recognized associated with the unvested forfeited award.

NOTE 7: COMMITMENTS

The Company licenses its technology platform from IceLounge Media for $50,000 per year under an initial five year license agreement, which began on October 1, 2010, and was amended on January 1, 2014 for price and service increases. The initial 5 year term expired on October 1, 2015. The Lease calls for automatic 12 month renewals on the anniversary date. The lease was renewed on October 1, 2017. As of December 31, 2017, the Company is committed to nine month’s lease payments, or $37,500 for the remainder of the current lease term, expiring on October 1, 2018.

NOTE 8: SUBSEQUENT EVENTS

On March 12, 2018, the Company entered into a share exchange agreement with BlockHold Capital, Inc. (“BlockHold”) whereby the Company acquired all the shares of BlockHold and issued 28,000,000 shares of the Company to the BlockHold shareholders representing approximately 85% of the outstanding shares of the Company. To properly disclose the details of the transaction the Company filed a Form 8-K statement on March 16, 2018. The Company also filed Form SC 14F1 Information of change in directors on March 23, 2018.

Subsequent to the 2017 fiscal year end, the Company issued 225,700 shares to consultants for services rendered.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T) CONTROLS AND PROCEDURES

Management’s annual report on internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on the effectiveness of our internal control over financial reporting. The Company’s external auditors were not engaged to examine management's assertion about the effectiveness of internal control over financial reporting as of December 31, 2017 and, accordingly, they did not express an opinion thereon.

Management of Moms Online, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Moms Online, Inc.;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Moms Online, Inc. are being made only in accordance with authorizations of management and directors of Moms Online, Inc.; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Moms Online, Inc.’s assets that could have a material effect on the financial statements.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff:

We do not yet have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ended December 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness, and

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, the segregation of all conflicting duties has not always been possible or economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have sufficient segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control. There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None; not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Management

The following table sets forth information with respect to the officers and directors of Moms Online as of December 31, 2017. Moms Online’s directors serve for a term of one year and thereafter until their successors have been duly elected by the stockholders and qualified. Moms Online’s officers serve for a term of one year and thereafter until their successors have been duly appointed by the Board of Directors and qualified.

Name	Age	Title	Date of Election or Designation
Calvin Wong	45	Chairman, Director	December 28, 2013
Kevin Ghim	45	President	December 28, 2013
Robert Schlegel	70	Director	May 26, 2017

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

Kevin Ghim, President. In addition to his work with the Company, since 2014, Mr. Ghim is a senior product manager for Mozilla which develops and runs the Firefox web browser. From 2012 to 2014, Mr. Ghim was the chief product officer of IceLounge Media. Prior to joining IceLounge Media. from 2010 to 2012, Mr. Ghim was the senior director of product management for 33Across which engaged in social advertising. Mr. Ghim was also senior director of product development at Appssavvy from 2008 to 2010 which was engaged in advertising technology.

Robert Schlegel, Director. Mr. Schlegel, a Certified Financial Planner, currently is a Co-founder and VP of Property Group, a privately held real estate investment company that he established in 2011. From 1992 to 2010, Mr. Schlegel was also the CEO of an investment advisory firm with over $200 million in assets under management. He was the Chairman of a social media and mobile app development company.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Act of 1934, as amended, for the fiscal year ended December 31, 2017.

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

As of December 31, 2017, the Board members performing the function of the audit committee are Calvin Wong and Robert Schlegel. Scott Lybbert, the Company’s CFO was on the audit committee until his death.

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

ITEM 11 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensations ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Kevin Ghim President	12/31/17	-	-	-	-	-	-	-	-	-
	12/31/16	-	-	-	23,438	-	-	-	-	-
	12/31/15	-	-	-	-	-	-	-	-	-

Scott E. Lybbert CFO*	12/31/17	-	-	-	-	-	-	-	-	-
	12/31/16	-	-	15,000	-	-	-	-	-	-
	12/31/15	-	-	15,000	-	-	-	-	-	-

*Mr. Lybbert passed away following the end of 2016.

Other Items

There were no exercises of stock options (or tandem stock Appreciation rights) and freestanding appreciation rights (or unexercised options or stock appreciation rights) made during the fiscal year ended December 31, 2016 by any Named Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin Ghim, President	None	None	None	None	None	None	None	None	None
Scott E. Lybbert, CFO	None	None	None	None	None	None	None	None	None
James Kander; issued 10/1/15	None	None	100,000	None	None	43,759	$43,759	None	None

Outstanding Equity Awards At Fiscal Year-End

During the year ended December 31, 2017, the Company issued an aggregate of 20,000 restricted shares to a third party contractor, for services. The Company recorded professional fees expense of $20,000 for these shares. The related agreement specifies 40,000 shares will be issued over a two year period, upon completion of certain milestones. During the year ended December 31, 2016, the company issued 367,534 shares of common stock for cash of $328,150, and 161,250 shares of common stock for services, valued at $153,438 (included in the shares issued for services were 31,250 shares issued to the Company’s President, Kevin Ghim, valued at $23,438).

The company also recognized $25,000 of deferred stock compensation during the year ended December 31, 2017 to recognize one year of a four year stock compensation agreement calling for the payment of 100,000 shares, valued at each reporting date until completion of services ($1 per share at December 31, 2017), over a four year period to a consultant. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

The company also recognized $20,000 of deferred stock compensation during the year ended December 31, 2017 to recognize one year of a two year stock compensation agreement calling for the payment of 40,000 shares, valued at each reporting date until completion of services ($1 per share at December 31, 2017), over a two year period to a second consultant/shareholder. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

The company also recognized $10,000 of deferred stock compensation during the year ended December 31, 2017 to recognize one year of a two year stock compensation agreement calling for the payment of 20,000 shares, valued at each reporting date until completion of services ($1 per share at December 31, 2017), over a two year period to a consultant/shareholder.

The company also recognized $12,492 of deferred stock compensation during the year ended December 31, 2016 to recognize one year of a four year stock compensation agreement calling for the payment of 100,000 shares, valued at each reporting date until completion of services ($1 per share at December 31, 2017), over a four year period to a consultant. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

The company also recognized $8,750 of deferred stock compensation during the year ended December 31, 2016 to recognize seven months of a two year stock compensation agreement calling for the payment of 40,000 shares, valued at each reporting date until completion of services ($1 per share at December 31, 2017), over a two year period to a second consultant/shareholder. These shares have not been issued yet due to a yet unfulfilled vesting clause, and are accounted for as a deferred compensation component of paid in capital.

The Company entered into a consulting agreement with a third party on August 1, 2017 whereby the Company would pay this consultant an hourly rate, plus 100,000 common shares. The shares were to begin vesting six months from the start date (August 1, 2017). On December 23, 2017, the Company issued a termination letter to this consultant. Therefore, no equity issuances were recorded and no cost was recognized associated with the unvested forfeited award.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2017 or 2016, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2017 and 2016, none of the named executives exercised any options to purchase shares of common stock.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2017 or 2016.

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

Report on Repricing of Options/SARs

During fiscal 2017 or 2016, we did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

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

No such interlocks existed or such decisions were made during fiscal year 2017 or 2016.

Option Plans

Moms Online has no option plans and no outstanding options.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth as of March 30, 2018, the name and the number of shares of Moms Online' Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Moms Online to own beneficially, more than 5% of the 33,001,374 issued and outstanding shares of Moms Online' Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Sporos Capital, Inc.(1) 30 N. Gould St. Ste. R Sheridan, WY, 82801	25,200,000	76.36%
NeoFin 401 LLC.(2) 528 N. Orange Dr. Los Angeles, CA, 90036	2,800,000	8.48%
Ice Lounge Media, Inc.(3) 429 W Plumb Ln Reno, NV 89509	2,021,620	6.13%
Calvin Wong (3) 429 W Plumb Ln Reno, NV 89509	903,500	2.74%
Ed Wong (3) 429 W Plumb Ln Reno, NV 89509	471,250	1.43%
Officers and Directors	31,396,370	95.14%
Calvin Wong	-----See Footnote 3-----
Richard Magrann-Wells	-----See Footnote 2-----
Mr. Ashley Sawdaye	-----See Footnote 1-----
Kevin Ghim	130,000	0.39%
Robert Schlegel	74,000	0.22%

(1) Sporos Capital, Inc. is controlled by Ashley Sawdaye (President of Sporos Capital) and Francis Koenig (Director of Sporos Capital) both of whom would be deemed to have beneficial ownership over the Sporos Capital shares of the Company. Mr. Sawdaye and Mr. Koenig do not own Company shares individually.

(2)NeoFin 401, LLC is controlled by Richard Magrann-Wells and would be deemed to have beneficial ownership over the NeoFin 401 shares of the Company.  Mr. Magrann-Wells does not own Company shares individually.

(3)Ice Lounge Media is controlled by Calvin Wong (Chairman of Ice Lounge Media) and Ed Wong both of whom would be deemed to have beneficial ownership over the IceLounge Media shares of the Company.  Calvin Wong and Ed Wong also own shares individually as set forth in the table above.

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

During 2013, the Company was spun out of IceLounge Media, Inc. which maintained a 47.39% interests in the Company. IceLounge Media’s major shareholders are Calvin Wong and Ed Wong. Additionally, all of the officers of the Company have some ownership interest in IceLounge Media. In 2014, IceLounge Media paid platform lease expense for the Company in a total amount $25,000 and for development (mobile-enabled improvements) allocations of $47,759 and other expenses of $21,426. These borrowings bear no interest and are due on demand. As of December 31, 2017 and December 31, 2016, the balance was $193,949 and $161,888, respectively. If the Company is unable to raise sufficient capital to repay these loans, it could lose its favorable lease terms, which could have a negative impact upon the Company with the loss of the lease on it technology platform.

The Company licenses its technology platform from ILMI, under an Agreement which calls for an automatic 12 month renewal each year on October 1, and a monthly lease payment of $4,167. The company accrued $50,000 for platform lease expense for each of the twelve month periods ended December 31, 2017 and 2016, respectively.

In addition, Social Quotient Inc. the company’s affiliate (sister corp.) paid $0 and $9,685, of expenses for and on behalf of the Company for the years ended December 31, 2017 and 2016, respectively. These amounts were accounted for as paid in capital.

During 2017 and 2016, the Company paid Social Quotient Inc. $9,000 and $0 for consulting services, respectively.

On June 6, 2016 the Board of Directors of ILMI agreed to transfer from its own holdings of the company’s common stock, 25,000 shares to a company shareholder because he was the first to invest in all three of the ILMI family of companies.

WB Capital, a related party with common principal ownership, provides Merger & Acquisition and project management services to the Company as a consultant. There is no written agreement governing the relationship. The Company accrued $2,500 a month for these services. Due to the Company’s lack of available cash, the amounts were not paid during either of the years ended December 31, 2017 or 2016. The Company owed WB Capital $90,000 and $60,000, as of December 31, 2017 and 2016, respectively.

Scott E. Lybbert, prior CFO, provided accounting and reporting services to the Company as a consultant. There was no written agreement governing the relationship. For the year ended December 31, 2016, the Company accrued $16,333, for Lybbert’s services (no amounts were accrued for the year ended December 31, 2017). The Company paid back Mr. Lybbert $4,800 and $2,250 during the years ended December 31, 2017 and 2016, respectively. Mr. Lybbert passed away in February 2017. As of December 31, 2017, $16,658 was owed to Mr. Lybbert’s estate.

The Company paid a former financial consultant, currently a director, who began working for the company at the end of the first quarter of 2016. The company had accrued invoices from this consultant in the amount of $13,200 for the year ended December 31, 2016, of which all $13,200 has been paid back.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2017, and 2016:

Fee Category	2017	2016
Audit Fees	$20,500	$19,900
Audit-related Fees	-	-
Tax Fees
All Other Fees	-	-
Total Fees	$20,500	$19,900

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

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements. See our audited financial statements for the year ended December 31, 2017, contained in Part II, Item 8, above, which are incorporated by reference.

(a)(3) Exhibits: The following are filed as part of this Annual Report

Exhibit 31.1 Certification of Kevin Ghim as Chief Executive Officer, pursuant to section 302 of the Sarbanes-Oxley act of 2002.

Exhibit 32.2 Certification of Calvin Wong, Principal Accounting Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOMS ONLINE, INC.

Date:	April 2, 2018	By:	/s/Mingoo Kevin Ghim
Mingoo Kevin Ghim
Principal Executive Officer

Date:	April 2, 2018	By:	/s/Calvin Wong
Calvin Wong
Interim Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MOMS ONLINE, INC.

Date:	April 2, 2018	By:	/s/ Calvin Wong
Calvin Wong
Chairman